Form 10-Q
period 2012-08-31
Valmie Resources, Inc.
filed 2012-11-14
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9190 Double Diamond Parkway Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

775-345-3447

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐         No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2012 the registrant had 4,940,000 shares of common stock outstanding.

VALMIE RESOURCES, INC.

2

PART I – FINANCIAL INFORMATION

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

August 31, 2012

(Stated in US Dollars)

(Unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Unaudited Interim Financial Statements

F-4

3

Valmie Resources, Inc. (An Exploration Stage Company) Balance Sheets (Stated in US Dollars) (Unaudited)
	August 31, 2012	November 30, 2011
ASSETS

Current Assets
Cash and cash equivalents	$4,558	$12,435
Prepaid expenses	6,780	20,000
Total Current Assets	11,338	32,435
Total Assets	$11,338	$32,435

LIABILITIES

Current Liabilities
Accounts payable	$2,391	$-
Due to related party (Note 5)	20,600	4,456
Total Current Liabilities	22,991	4,456
Total Liabilities	22,991	4,456

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
4,940,000 common shares (4,940,000 – November 30, 2011)	4,940	4,940
Additional paid-in capital	44,460	44,460
Deficit accumulated during the exploration stage	(61,053)	(21,421)
Total Stockholders’ Equity (Deficiency)	(11,653)	27,979

Total Liabilities and Stockholders’ Equity (Deficiency)	$11,338	$32,435

The accompanying notes are an integral part of these unaudited financial statements

F-1

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

Three Months Ended August 31, 2012		Nine Months Ended August 31, 2012	Period from Inception (August 26, 2011) to August 31, 2011	Cumulative from Inception (August 26, 2011) to August 31, 2012

Revenue:	$ -	$ -	$ -	-

Operating Expenses:
General and administrative	3,213	4,821	634	7,024
Mining expenses (Note 4)	-	-	-	19,218
Professional fees	10,125	19,811	-	19,811
Transfer agent fees	5,000	15,000	-	15,000

Net Loss for the Period	$ (18,338)	$ (39,632)	$ (634)	(61,053)
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,940,000	4,940,000	-

The accompanying notes are an integral part of these unaudited financial statements

F-2

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31, 2012	Period from Inception (August 26, 2011) to August 31, 2011	Cumulative from Inception (August 26, 2011) to August 31, 2012

Cash Flows from Operating Activities
Net loss for the period	$(39,632)	$ (634)	$(61,053)
Changes in operating assets and liabilities:
Accounts payable	2,391	-	2,391
Prepaid expenses	13,220	-	(6,780)
Net cash used in operations	(24,021)	(634)	(65,442)

Cash Flows from Financing Activities
Proceeds from related party payable	20,600	634	25,056
Payments to related party payable	(4,456)	-	(4,456)
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	16,144	634	70,000

Change in cash and cash equivalents	(7,877)	-	4,558

Cash and cash equivalents - beginning of period	12,435	-	-

Cash and cash equivalents - end of period	$4,558	$ -	$4,558

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$ -	$-
Income taxes	$-	$ -	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2012

(Stated in US Dollars)

(Unaudited)

1.  Organization

Valmie Resources Inc. was incorporated on August 26, 2011, in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2.    Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended November 30, 2011, included in the Company’s Form S-1 filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form S-1.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended August 31, 2012, are not necessarily indicative of the results that may be expected for the year ending November 30, 2012.

F-4

6

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2012

(Stated in US Dollars)

(Unaudited)

3.  Capital Stock

Authorized Stock

At inception, the Company authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since its inception (August 26, 2011), the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

09/29/11	Shares issued for cash	3,500,000	$ 0.01	$ 35,000
11/15/11	Shares issued for cash	1,440,000	0.01	14,400
	Cumulative Totals	4,940,000		$ 49,400

Of these shares, 3,500,000 were issued to a director and officer of the Company.  1,440,000 shares were issued to independent investors.

At August 31, 2012, the Company had no issued or outstanding stock options or warrants.

7

F-5

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2012

(Stated in US Dollars)

(Unaudited)

4.  Mineral Property Costs

Lander County, Nevada Claims

On September 30, 2011, the Company entered into an option agreement that would provide for the purchase of a 100% interest in the Property.  The Property is located in the State of Nevada.

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a) $15,000 cash on September 30, 2011 (paid);

b) an additional $30,000 cash on March 31, 2013;

c) an additional $60,000 cash on September 30, 2013;

d) an additional $120,000 cash on September 30, 2014; and,

e) incur a minimum of $125,000 ($4,218 has been incurred as of August 31, 2012) on exploration and development work by December 31, 2012 and every subsequent year thereafter, through 2014.

The Company is responsible for any and all property payments due to any government authority on the property during the term of this option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The property is subject to a 6% Net Smelter Royalty, for which the Company has the right to purchase 3% for a one-time payment of $5,000,000 at any time until the tenth anniversary of this agreement.

As at August 31, 2012, the Company has incurred the following on its resource property:

	August 31, 2012	November 30, 2011

Acquisition cost	$ 15,000	$ 15,000

Exploration costs, beginning of period	$ 4218	$ -
Exploration	-	4218
Exploration costs, end of period	$ 4,218	$ 4,218

F-6

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2012

(Stated in US Dollars)

(Unaudited)

5.  Due to Related Party

Amount due to related party at August 31, 2012, is non-interest bearing, unsecured and with no fixed terms of repayment.

6.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at August 31, 2012, the Company had a working capital deficiency of $11,653 (November 30, 2011 – working capital of $27,979) and an accumulated deficit of $61,053 (November 30, 2011 - $21,421).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.  Subsequent Events

The Company has evaluated subsequent events from August 31, 2012, through the date of this report, and determined there are no additional items to disclose.

F-7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011.  We are a startup company and have not yet realized any revenues.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of August 31, 2012, we had cash and cash equivalents of $4,558 and a working capital deficit of $11,653.  As of August 31, 2012 our accumulated deficit was $61,053.  As of August 31, 2012, we have not yet earned any revenues.

We used net cash of $24,021 from operating activities for the nine months ended August 31, 2012 compared to using net cash of $634 in operating activities for the same period in 2011.  We did not use any money in investing activities for the nine months ended August 31, 2012.  We received net cash of $16,144 from financing activities for the nine months ended August 31, 2012 compared to $634 in financing operating activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 and from inception to August 31, 2012.

No Revenues

Since our inception on August 26, 2011 to August 31, 2012, we have not yet earned any revenues.  As of August 31, 2012, we have an accumulated deficit of $61,053.  At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $18,338 for the three months ended August 31, 2012, compared to a net loss of $634 for the same period in 2011.  From inception on August 26, 2011 to August 31, 2012, we have incurred a net loss of $61,053.  Our basic and diluted loss per share was $0.00 for the three months ended August 31, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $634 to $18,338 for the three months ended August 31, 2012 compared to the same period in 2011.  Since our inception on August 26, 2011 to August 31, 2012, we have incurred total operating expenses of $61,053.

Results of Operations for the nine months ended August 31, 2012

No Revenues

We did not earn any revenues during the nine months ending on August 31, 2012, nor did we earn any revenues during the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $39,632 for the nine months ended August 31, 2012, compared with a loss of $634 in the prior year.  Our basic and diluted loss per share was $0.01 for the nine months ended August 31, 2012.

Expenses

Our total operating expenses were $39,632 for the nine months ended August 31, 2012.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of August 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of August 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of November 6, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(REGISTRANT)

Date: November 14, 2012	/s/ Mauro Baessato
Mauro Baessato
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

