Form 10-K
period 2012-11-30
Valmie Resources, Inc.
filed 2013-02-28
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-3124748
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9190 Double Diamond Parkway

Reno, Nevada 89521

 (Address of principal executive offices)

+ (775) 345-3447

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes☐     No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No☒

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2012 (based on our last sale to investors of $0.01):  $14,400

As of February 25, 2013 the registrant had 4,940,000 shares of common stock outstanding.

VALMIE RESOURCES, INC.

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Valmie" mean Valmie Resources, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Valmie Resources, Inc. was incorporated in the State of Nevada on August 26, 2011, with operations principally based in Nevada, USA. The Company has no subsidiaries. We are a mineral exploration company exploring for precious metals, that is, gold and silver targets. We seek to explore our mineral interests on the Carico Lake Valley Property located in Lander County, Nevada.  We will be exploring the Carico Lake Valley Property in phases. Our first proposed work program is set out in detail under the Plan of Operation section.

There is no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit which might be located on the property. We have never declared bankruptcy, receivership, or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.Currently, we have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.  Since our inception, we have devoted our activities to the following:  developing our business plan, determining the market for our services, developing a business marketing plan and capital formation.  Currently we have one part-time employee, our sole officer and director, who devotes approximately 15 hours a week to our business.

Regional Geology:

The Carico Lake Valley (CLV) Property is located in central Nevada, in Lander County, approximately 90 km south of the Town of Battle Mountain. Located in Tier 23 North and Range 44 East of the Mount Diablo Base and Meridian, the Property is comprised of two separate claim blocks, the “PRO” claim block which consists of 24 unpatented claims located in Sections 9, 10, and 16, and the four unpatented “MAG” claims, located in Section 22 of the same township. An unpatented claim gives the owner of the claim the legal right to the subsurface minerals contained within the claim area. A patented claim gives the owner of the claim ownership of the surface as well as the mineral rights.  The center of the property is at approximately 39° 52' 15” North, 117° 01' 30” West.  In the Universal Transverse Mercator (UTM) system, this point is at approximately 498200 m east, 4413250 m North, Zone 11 in the UTM grid system, 1983 North American Datum. The total area of the Property is approximately 575 acres or 232 hectares.

Property Geology:

The Carico Lake Valley Property is located in an area of low hills between the north-northeast trending Toiyabe and Shoshone Ranges, and consists of variably altered Valmy Formation sediments and younger volcanic rocks. The CLV Property is surrounded by Quaternary gravels which have been deposited into a complexly faulted Basin and Range valley formed here by down dropped fault blocks. There are outcrops of Valmy Formation arenites on Hill 6019, where the PRO claims are located, and immediately north and west of the property. Many of these outcrops show widespread silicification and have anomalous “pathfinder” element signatures, along with trace amounts of gold, as is confirmed by the consulting geologist’s audit sampling.

Hill 6025 directly off the eastern boundary of the four “MAG” claims is similarly held up by silicified and brecciated Tertiary volcanic rocks, which again show elevated trace element and near-ore-grade gold at surface. The area between the two claim blocks is covered by recent Basin and Range gravels.

It appears that this area of the Toiyabe Range is characterized by an initial north-northeast trending Basin and Range faulting event and a later superimposed North trending extension which has left a complex assemblage of low hills and valley fill. This later faulting has juxtaposed and raised an older alluvium layer to the west of the CLV Property which is now eroding into the property. In addition, the sediment load of the property has been reduced by the recent development of the Reese River which has captured a large area of eroding bedrock and covering gravels to the west. In response, the fan deposits of the CLV Property have become slightly incised due to the decreased sediment load compared to that available in earlier times. During the 1980's a limited amount of ground magnetic and VLF-EM surveying over the covered areas was completed. The results of these surveys were not available to the consulting geologist, but it is reported verbally that they were largely inconclusive. No systematic geophysical work has yet been done to ascertain the likely depth to bedrock of covered areas surrounding the Property.

Deposit Type

The goal of the exploration of the Carico Lake Valley Property will be to find a gold deposit of mineable grade and tonnage. The bulk of the surface of the CLV property is made up of altered Valmy Formation rocks and inference as to the likely geology of the bedrock may be made from nearby outcrops.  Given this inferred geology, the type of targets most likely to be found on the property can be assumed and exploration can be targeted to look for these types. The Ivanhoe (Hollister) deposit in Elko County, NV is analogous to the CLV property. At Ivanhoe, gold/mercury deposits occur in Tertiary volcanic rocks, associated with hot spring and sinter features. Beneath the volcanics, high grade gold occurs in mineablehigh angle structures that have been interpreted as the feeders for the low grade surface deposits. These veins occur in Ordovician sediments similar to the Valmy Formation.

From the bedrock geology exposed on Chem Hill and Hill 6019, it appears that a good deal of the covered ground is probably underlain by the Valmy Formation, mostly made up of siliceous quartzites and siltstones, and by Tertiary volcanic rocks. The Valmy Formation hosts gold deposits at the Marigold Mine west of Battle Mountain, NV. Nearby outcrops show that the Valmy Formation on the property is immediately underlain by the Roberts Mountain Thrust (RMT) and then by the carbonate-rich Devonian Hanson Creek Formation, which hosts the Jerritt Canyon gold deposits in the Independence Range. Other outcrops show that the Battle Formation, a carbonate-rich part of the Antler overlap sequence, overlies the Valmy in places.

Given the geology and mineralization exposed on the property and nearby, it is believed that the CLV Property could host either a Carlin-type deposit or a low-sulfidation epithermal vein-type deposit.

Carlin-type (also known as sediment-hosted disseminated gold) deposits are almost unique to Nevada. Although some broadly similar deposits are found elsewhere, no other place in the world hosts anywhere near the quantity of gold in this type of deposit as has been found in the Basin and Range of Nevada. The reasons for this remain unclear, as does some of the chemistry of deposition of these deposits. The basic elements of the Carlin-type model involve pervasive structural preparation (or selective carbonate dissolution) of a host rock such that fluid flow is dispersed over a large volume of rock, a moderate-temperature mineralizing fluid active at moderate depth, and associated alteration consisting of silicification in the form of jasperoids, and widespread argillization. There is often an exposed late Mesozoic intrusion nearby, but it is usually difficult to tie the mineralization directly to the igneous activity.

Geochemically, these deposits of gold are accompanied by enrichment in arsenic, antimony, mercury and sometimes thallium in the ore and surrounding rock. Haloes of these “pathfinder” elements are usually much larger than the gold deposits themselves. Although it has been found that the rocks which host the highest-grade deposits of micron gold mineralization are the carbonaceous silty limestones of the Eastern Assemblage, such as the Silurian-Devonian Roberts Mountain Formation and the Devonian Hanson Creek Formation, it has become clear that almost any lithology can host economic mineralization in this type of deposit.

In Carlin-type ores, deposition of gold in arsenical pyrite from fluids bearing gold in bisulfide complexes is characteristic as are large volumes of mineralized rock, the relative absence of gold-bearing quartz veining, and the microscopic dimension of the gold particles.

Carlin-type deposits are often difficult to find due to the alteration style of the ore and surrounding country rocks. Although the silicification stage often produces jasperoids which are quite resistant in outcrop, this stage of alteration is often barren of gold and is sometimes found a significant distance from actual ore. In addition, many jasperoids have been found in Nevada which have outstanding anomalies of trace elements but which do not seem to be associated with any gold mineralization. Other alteration associated with these gold deposits is almost all recessive in nature, which means that altered and mineralized areas are often not visible in outcrop as they are easily covered by talus and float from more resistant, unaltered country rock. Because the total effect of the alteration around a gold deposit is more recessive than resistant, these deposits are often found in areas covered by gravels or as very small outcrops in otherwise covered areas. Possible Carlin-type targets on the CLV Property include disseminated gold in the Valmy Formation such as that found at the Marigold Mine some 60 miles north.

At this mine large tonnages of low-grade mineralization hosted by quartzite and other siliceous sedimentary rocks were found after years of exploration. Although these deposits average less than one gram of gold per ton, they are being mined at a profit today. In addition there is the possibility of similar mineralization hosted by the Battle Formation and/or the Hanson Creek Formation. Such a deposit could be of higher grade, as carbonate-rich host rocks usually have higher grades of ore. Any mineralization found in the Valmy could well point the way to richer deposits hosted in these more favorable rocks.

In addition to sediment-hosted gold, the geology of the CLV Property is also permissive to host a high-grade low-sulfidation gold deposit. This type of deposit is often found as a multi-stage quartz-bearing vein fracture filling in siliceous rocks, such as the Valmy Formation. Mineralization of this type has been found at the Hollister Mine of Great Basin Gold, Inc. in the Ivanhoe district, some 90 miles to the northeast, where a number of narrow high-grade gold vein deposits have been found hosted in the Valmy Formation. Because epithermal deposits often have very limited vertical extent, evidence of deeper ore-grade mineralization is often quite subtle at the surface. Some of these deposits found in Nevada carry over one ounce of gold per ton and they can often be mined at a significant profit.

Mineralization

Mineralization and alteration found on the Property is indicative of a possible “Carlin-type” deposit, as it has a trace element signature of elevated arsenic, antimony and mercury, which is characteristic of almost all of the bulk-mineable gold deposits found in Nevada.

The PRO claims cover an area which hosts a number of silicified, brecciated quartzites of the Valmy Formation. This silicification is the result of hydrothermal fluids passing through the more permeable breccias, which fluids also have left concentrations of trace elements characteristic of Carlin-type mineralization. The hardness of these silicified rocks makes them resistant to erosion, and these outcrops hold up most of the hills on the Property. This same silicification makes the altered float more long-lasting than the unaltered rock, which makes it difficult to accurately assess the amount of altered rock as it does not easily weather, and so often covers larger areas than unaltered, softer rocks do. Without detailed work, it is impossible to know the true extent of these silicified bodies underneath the surface.

Likewise, the MAG claims are underlain by silicified rhyolites which are more resistant and so has formed Hill 6025, also known as “Chem Hill”. Again, these silicified rocks host an elevated trace element signature characteristic of both Carlin-type and epithermal gold deposits, consisting of arsenic, antimony, and mercury.

The data collected to date and the geological environment on the CLV Property show that the area in which the property is located is permissive for Carlin-type and for epithermal precious metals deposits. The presence of silicified outcrops bearing significant concentrations of the “epithermal suite” of trace elements is evidence of a gold mineralizing system which may have deposited greater concentrations of gold than is presently evident at the surface. It is not uncommon in Nevada for economic deposits to have a muted surface geochemical expression.

The relative proximity of the Gold acres district, the mineralized ICP property just to the south, the silicification, permissive geology, and the presence of the trace element suite commonly associated with bulk-tonnage gold deposits in Nevada all argue for more complete exploration of the property. This exploration should consist of rock and soil sampling over the PRO and MAG claims. It is thought that a CSAMT (controlled source audio-magneto telluric) survey, possibly in conjunction with a surface magnetic or gravity survey is warranted to better define potential drill targets for a possible second-phase drill program. If positive results from this proposed work are received, it is recommended that a second- phase exploration program be conducted, consisting of exploration drilling.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulations

We are engaged in mineral exploration and are accordingly exposed to environmental risks associated with mineral exploration activity. We are currently in the initial exploration stages on our property interests.

In general, in Nevada, no government permits are required on mining claims for exploration activities which do not involve the use of powered equipment. Any disturbance of existing land and vegetation by powered means will generally require a permit which will specify that after work is completed land be re-contoured to original surface and be seeded with native plant species. On unpatented claims with federally-owned surface, a “Notice of Intent” must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. A Notice of Intent will include details on the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in US currency will be required to ensure reclamation and the amount will be determined by the calculated acreage being disturbed. The Notice does not have an approval process associated with it but the bond calculation does have to be approved with a letter from the BLM before work can proceed. While is not necessary to file a Notice of Intent prior to work on land with privately owned surface the Company’s CLV Property has federally-owned surface rights.

Measurement of land disturbance is cumulative, and once five acres total has been disturbed on one project, a “Plan of Operations” must be filed and approved by the BLM before additional work can take place. This too requires a cash bond along with a reclamation plan.

To date, no “Notice of Intent” has been filed by the Company with the BLM and no environmental or exploration permits have been obtained by Valmie Resources, Inc.

To the best of the Company’s knowledge there are no existing environmental liabilities on the Property. A detailed environmental investigation has not been conducted.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

Currently we have one part-time employee Mauro Baessato, who is involved in management.  Mr. Baessato devotes approximately 15 hours a week to our business.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at 9190 Double Diamond Parkway, Reno, Nevada. Our telephone number is (775) 345-3447.  The office is rented on a monthly basis for $ 450 per month.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “VRMI.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on December 6, 2012.  As of February 25, 2013, no shares have traded on the OTCBB and therefore there is currently no market price for our common shares.

Holders

As of November 30, 2012, there were approximately 37 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended November 30, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended November 30, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011.  We are a start-up company and have not yet realized any revenues.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

RESULTS OF OPERATIONS

Working Capital

	November 30,	November 30,
	2012 $	2011 $
Current Assets	4,126	32,435
Current Liabilities	52,386	4,456
Working Capital (Deficit)	(48,260)	27,979

Cash Flows

	Year ended November 30, 2012 $	Year ended November 30, 2011 $

Cash Flows from (used in) Operating Activities	(36,483)	(41,421)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	28,174	53,856
Net Increase (decrease) in Cash During Period	(8,309)	12,435
Cash – end of period	4,126	12,435

No Revenues

We did not earn any revenues during the year ended November 30, 2012, nor did we earn any revenues for the year ended November 30, 2011 or from inception to November 30, 2012.

Operating Expenses and Net Loss

During the year ended November 30, 2012, we incurred total operating expenses of $76,239 compared with total operating expenses of $21,421 during the year ended November 30, 2011.  From inception to November 30, 2012 we have incurred total operating expenses of $97,660.

For the year ended November 30, 2012, we incurred a net loss of $76,239 compared with a net loss of $21,421 for the year ended November 30, 2011.  From inception to November 30, 2012, we incurred a net loss of $97,660.

Liquidity and Capital Resources

As at November 30, 2012, we had a cash balance of $4,126 and total assets of $4,126 compared with $32,435 of cash and total assets of $32,435 as at November 30, 2011.  The decrease in cash was due to using cash to fund our operations.

As at November 30, 2012, we had total liabilities of $52,386 compared with total liabilities of $4,456 at November 30, 2011.  The increase in total liabilities was attributed to increased accounts payable and due to a related party.

As at November 30, 2012 we had a working capital deficit of $48,260 compared to working capital of $29,979 at November 30, 2011.

Cash flow from Operating Activities

During the year ended November 30, 2012, we used cash of $36,483 for operating activities as compared to cash of $41,421 used during the year ended November 30, 2011.  The decrease in cash used for operating activities during the year was due to a decrease in prepaid expenses and increase in accounts payable for payment of outstanding day-to-day obligations incurred during the year.

Cash flow from Investing Activities

During the year ended November 30, 2012 and the year ended November 30, 2011 we used no cash in investing activities.

Cash flow from Financing Activities

During the year ended November 30, 2012, we received proceeds of $28,174 from financing activities compared with $53,856 during the year ended November 30, 2011.  The increase is attributed to loans from related party.

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 8.  Financial Statements and Supplementary Data

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2012

(Stated in US Dollars)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management
Valmie Resources, Inc.

9190 Double Diamond PKWY

Reno, NV 89521-4842

We have audited the accompanying balance sheets of Valmie Resources, Inc. (an exploration stage company) (the Company) as of November 30, 2012 and 2011, and the related  statements of operations, changes in stockholders’ equity (deficiency), and cash flows  for the year ended November 30, 2012, for the period from inception on August 26, 2011 to November 30, 2011, and for the period from inception on August 26, 2011 to November 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2012 and 2011, and the results of its operations, and its cash flows for the year ended November 30, 2012, for the period from inception on August 26, 2011 to November 30, 2011, and  for the period from inception on August 26, 2011 to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial stat     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC

/s/Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

February 26, 2013

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

	November 30, 2012	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$4,126	$12,435
Prepaid expenses	-	20,000
Total Current Assets	4,126	32,435
Total Assets	$4,126	$32,435
LIABILITIES

Current Liabilities
Accounts payable	$19,756	$-
Due to related party (Note 6)	32,630	4,456
Total Current Liabilities	52,386	4,456
Total Liabilities	52,386	4,456

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
4,940,000 common shares (4,940,000 – November 30, 2011)	4,940	4,940
Additional paid-in capital	44,460	44,460
Deficit accumulated during the exploration stage	(97,660)	(21,421)
Total Stockholders’ Equity (Deficiency)	(48,260)	27,979

Total Liabilities and Stockholders’ Equity (Deficiency)	$4,126	$32,435

The accompanying notes are an integral part of these financial statements.

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

	Year Ended November 30, 2012	Period from Inception (August 26, 2011) to November 30, 2011	Cumulative from Inception (August 26, 2011) to November 30, 2012
Revenue:	$ -	$ -	$ -

Operating Expenses:
General and administrative	10,363	2,203	12,566
Mining expenses (Note 5)	2,030	19,218	21,248
Professional fees	41,736	-	41,736
Transfer agent fees	22,110	-	22,110

Net Loss for the Period	$ (76,239)	$ (21,421)	(97,660)

Basic and Diluted Loss per Common Share	$ (0.02)	$ (0.01)
Weighted Average Number of Common Shares Outstanding	4,940,000	2,485,417

The accompanying notes are an integral part of these financial statements.

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stockholders’ Equity (Deficiency)
Inception – August 26, 2011	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.01 per share, September 29, 2011	3,500,000	3,500	31,500	-	35,000
Common shares issued to investors at $0.01 per share, November 15, 2011	1,440,000	1,440	12,960	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	4,940,000	4,940	44,460	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	4,940,000	$ 4,940	$44,460	$ (97,660)	$ (48,260)

The accompanying notes are an integral part of these financial statements.

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

	Year Ended November 30, 2012	Period from Inception (August 26, 2011) to November 30, 2011	Cumulative from Inception (August 26, 2011) to November 30, 2012

Cash Flows from Operating Activities
Net loss for the period	$ (76,239)	$ (21,421)	$ (97,660)
Changes in operating assets and liabilities:
Accounts payable	19,756	-	19,756
Prepaid expenses	20,000	(20,000)	-
Net cash used in operations	(36,483)	(41,421)	(77,904)

Cash Flows from Financing Activities
Proceeds from related party payable	30,600	4,456	35,056
Payments to related party payable	(2,426)	-	(2,426)
Issuance of common shares for cash	-	49,400	49,400
Net cash provided by financing activities	28,174	53,856	82,030

Change in cash and cash equivalents	(8,309)	12,435	4,126

Cash and cash equivalents - beginning of period	12,435	-	-

Cash and cash equivalents - end of period	$ 4,126	$ 12,435	$ 4,126

Supplementary Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

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

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $4,126 in cash and cash equivalents at November 30, 2012.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on August 26, 2011 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (August 26, 2011) to November 30, 2012.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (August 26, 2011) to November 30, 2012, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (August 26, 2011) to November 30, 2012.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standards Updates ("ASUs") through ASU No. 2013-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

At November 30, 2012, the Company had no issued or outstanding stock options or warrants.

4.  Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 26, 2011 (date of inception) through November 30, 2012 of $97,660 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $34,181 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.  The tax years for November 30, 2012 and November 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

2012

	Amount	Tax Effect (35%)

Net operating losses	$ 76,239	$ 26,684

Valuation allowance	(76,239)	(26,684)

Net deferred tax asset (liability)	$ -	$ -

F-8

2011

	Amount	Tax Effect (35%)

Net operating losses	$ 21,421	$ 7,497

Valuation allowance	(21,421)	(7,497)

Net deferred tax asset (liability)	$ -	$ -

5.  Mineral Property Costs

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

b)       an additional $60,000 cash on September 30, 2013;

c)       an additional $120,000 cash on September 30, 2014 and

d)       incur a minimum of $125,000 ($6,248 has been incurred as of November 30, 2012) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is responsible for any and all property payments due to any government authority on the property during the term of this option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The property is subject to a 6% Net Smelter Royalty, for which the Company has the right to purchase 3% for a onetime payment of $5,000,000 at any time until the tenth anniversary of this agreement.

As at November 30, 2012, the Company has incurred the following on its resource property:

	November 30, 2012	November 30, 2011

Acquisition cost	$ 15,000	$ 15,000

Exploration costs, beginning of period	$ 4,218	$ -
Exploration costs incurred	2,030	4,218
Exploration costs, end of period	$ 6,248	$ 4,218

6.  Due to Related Party

Amount due to related party at November 30, 2012, is non-interest bearing, unsecured and with no fixed terms of repayment.

7.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at November 30, 2012, the Company had a working capital deficiency of $48,260 (2011 – working capital of $27,979) and an accumulated deficit of $97,660 (2011 - $21,421).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.  Subsequent Events

The Company has evaluated subsequent events from November 30, 2012, through the date of this report, and determined there are no additional items to disclose.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this report applicable for the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of November 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of November 30, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annualreport.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended November 30, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

                                                                                        PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Mauro Baessato	58	Director, President, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Mauro Baessato, President, Secretary, Treasurer and Director

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Mr. Baessato is aged 58 and was born and raised in Rome, Italy.  Mr. Baessato is a retired, self-employed business administrator with over 30 years’ experience in private and public company financing, corporate and capital structure and management in both Europe and North America.  For 25 years in Italy, Mr. Baessato was involved in the distribution of leather goods and garments. In North America, Mauro Baessato has been involved in public company financing and administration with a number of companies which include:

•

Intelbahn Inc., a shell company (INBH.OTC) – Corporate Secretary from May 27, 2008 to November 28, 2010;

•

Euoko Group Inc., developed and marketed skin care products   (EUOK.OTC) – Director from August 2000 to April 2003 and Secretary and Treasurer from August 2000 to March 2008;

•

Tryx Ventures Corp., engaged in mineral exploration   (TRYF.OTC) – Corporate Secretary from January 2001 to 2006.

Mr. Baessato was retired from May 1, 2006 until August of 2011 when he founded Valmie Resources Inc.

Mr. Baessato’s experience with the financing and administration of the previously mentioned public companies, while serving on their Board of Directors, gives him the required skill set to lead a public company at the stage of development that Valmie Resources, Inc. finds itself at. The ability to find, and negotiate with, potential investors; as well as, the ability to negotiate beneficial loan terms with potential lenders are previously exhibited skills that Mr. Baessato has that Valmie Resources, Inc. requires.

Mr. Mauro Baessato the Company’s sole Director, President, Secretary and Treasurer has loaned the Company $32,630 as of November 30, 2012.  Mr. Baessato owns 3,500,000 common shares of the Company which account for 70.85% of the issued and outstanding shares. The loan is non-interest bearing, has no set repayment terms, and is not secured by any company assets.

Mr. Baessato is the only "promoter" of our company, as defined by Rule 405 of the Securities Act.

As of the date of this report, Mr. Baessato has not received and will not receive anything of value (including money, property, contracts, options or rights of any kind), directly or indirectly, from our company.  In addition, we have not acquired and will not acquire any assets from Mr. Baessato.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

We are not a party to any material legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such a claim, even if not meritorious, would result in the expenditure by us of financial and managerial resources. Our address for service of process in Nevada is 1000 East William Street, Suite 204, Carson City, 89701.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended November 30, 2012 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of November 30, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal period from our inception on August 26, 2011 to November 30, 2012 (our fiscal year-end).

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Mauro Baessato President, CEO, CFO, Secretary, Treasurer and Director (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)

Mauro Baessato is our President, CEO, CFO Secretary, Treasurer and a director.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2012, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of November 9, 2012, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of November 9, 2012, there were 4,940,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Mauro Baessato	3,500,000	70.85%
	All Executive Officers and Directors as a Group	3,500,000	70.85%

(1)

Mauro Baessato is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 4,940,000 as of February 25, 2013.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has reviewed and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of November 30, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting   rights attached to our outstanding shares of common stock;

•

Our sole promoter, Mauro Baessato;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or  more of our common stock.

Director Independence

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent.  We have chosen to follow the definition of independence as determined by the Marketplace Rules of The NASDAQ National Market (“NASDAQ”).  Pursuant to NASDAQ’s definition, we do not have any independent directors.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Anderson Bradshaw PLLC for the audit of our consolidated annual financial statements for the years ended November 30, 2011 and November 30, 2012 and any other fees billed for other services rendered by Anderson Bradshaw PLLC and our prior auditor Child, Van Wagoner & Bradshaw, PLLC during that period.

Description of Service	Year ended November 30, 2011 ($)	Year ended November 30, 2012 ($)
Audit fees	6,991	10,150
Audit-related fees	-	-
Tax fees	400	-
All other fees	-	-
Total	7,391	10,150

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
Date: February 28, 2013	By:	/s/ Mauro Baessato
Maurro Baessato
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mauro Baessato Mauro Baessato	President, Secretary, Treasurer, Chief Financial Officer and Director	February 28, 2013

