Form 10-Q
period 2013-02-28
Valmie Resources, Inc.
filed 2013-04-12
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 9, 2013 the registrant had 4,940,000 shares of common stock outstanding.

VALMIE RESOURCES, INC.

2

PART I – FINANCIAL INFORMATION

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

February 28, 2013

(Stated in US Dollars)

(Unaudited)

                                                                                                                                                                                                       Page

Balance sheets                                                                                                                                                                            F-1

Statements of Operations                                                                                                                                                          F-2

Statements of Changes in Stockholders' Equity (Deficiency)                                                                                             F-3

Statements of Cash Flows                                                                                                                                                        F-4

Notes to Unaudited Interim Financial Statements                                                                                                                F-5 – F-8

3

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	February 28, 2013	November 30, 2012
ASSETS

Current Assets
Cash and cash equivalents	$6,519	$4,126
Total Current Assets	6,519	4,126
Total Assets	$6,519	$4,126

LIABILITIES

Current Liabilities
Accounts payable	$25,285	$19,756
Due to related party (Note 5)	53,030	32,630
Total Current Liabilities	78,315	52,386
Total Liabilities	78,315	52,386

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
4,940,000 common shares (4,940,000 – November 30, 2012)	4,940	4,940
Additional paid-in capital	44,460	44,460
Deficit accumulated during the exploration stage	(121,196)	(97,660)
Total Stockholders’ Deficiency	(71,796)	(48,260)

Total Liabilities and Stockholders’ Deficiency	$6,519	$4,126

The accompanying notes are an integral part of these unaudited financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Cumulative from Inception (August 26, 2011) to February 28, 2013

Revenue:	$ -	$ -	$-

Operating Expenses:
General and administrative	2,539	3	15,105
Mining expenses (Note 4)	-	-	21,248
Professional fees	8,324	7,500	50,060
Transfer agent fees	12,673	5,000	34,783

Net Loss for the Period	$ (23,536)	$ (12,503)	$(121,196)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,940,000	4,940,000

The accompanying notes are an integral part of these unaudited financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stockholders’ Equity (Deficiency)
Inception – August 26, 2011	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.01 per share, September 29, 2011	3,500,000	3,500	31,500	-	35,000
Common shares issued to investors at $0.01 per share, November 15, 2011	1,440,000	1,440	12,960	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	4,940,000	4,940	44,460	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	4,940,000	4,940	44,460	(97,660)	(48,260)
Loss for the period	-	-	-	(23,536)	(23,536)

Balance – February 28, 2013	4,940,000	$ 4,940	$ 44,460	$ (121,196)	$ (71,796)

The accompanying notes are an integral part of these unaudited financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Cumulative from Inception (August 26, 2011) to February 28, 2013

Cash Flows from Operating Activities
Net loss for the period	$(23,536)	$ (12,503)	$(121,196)
Changes in operating assets and liabilities:
Accounts payable	5,529	-	25,285
Prepaid expenses	-	5,000	-
Net cash used in operations	(18,007)	(7,503)	(95,911)

Cash Flows from Financing Activities
Proceeds from related party payable	20,400	-	55,456
Payments to related party payable	-	(4,456)	(2,426)
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	20,400	(4,456)	102,430

Change in cash and cash equivalents	2,393	(11,959)	6,519

Cash and cash equivalents - beginning of period	4,126	12,435	-

Cash and cash equivalents - end of period	$6,519	$ 476	$6,519

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$ -	$-
Income taxes	$-	$ -	$-

The accompanying notes are an integral part of these unaudited financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2013

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

2.    Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-Q. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2013, are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

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

At February 28, 2013, the Company had no issued or outstanding stock options or warrants.

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

b)

an additional $30,000 cash on September 30, 2013;

c)

an additional $60,000 cash on September 30, 2013;

d)

an additional $120,000 cash on September 30, 2014 and

e)

incur a minimum of $125,000 ($6,248 has been incurred as of February 28, 2013) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is responsible for any and all property payments due to any government authority on the property during the term of this option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The property is subject to a 6% Net Smelter Royalty, for which the Company has the right to purchase 3% for a one-time payment of $5,000,000 at any time until the tenth anniversary of this agreement.

As at February 28, 2013, the Company has incurred the following on its resource property:

	February 28, 2013	November 30, 2012

Acquisition cost	$ 15,000	$ 15,000

Exploration costs, beginning of period	$ 6,248	$ 4,218
Exploration	-	2,030
Exploration costs, end of period	$ 6,248	$ 6,248

5.  Due to Related Party

Amount due to related party at February 28, 2013, is non-interest bearing, unsecured and with no fixed terms of repayment.

6.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at February 28, 2013, the Company had a working capital deficiency of $71,796 (November 30, 2012 – $48,260) and an accumulated deficit of $121,196 (November 30, 2012 - $97,660).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.  Subsequent Events

The Company has evaluated subsequent events from February 28, 2013, through the date of this report, and determined there are no additional items to disclose.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Liquidity and Capital Resources

As of February 28, 2013, we had cash and cash equivalents of $6,519 and a working capital deficit of $71,796.  As of February 28, 2013 our accumulated deficit was $121,196.  As of February 28, 2013, we have not yet earned any revenues.

We used net cash of $18,007 from operating activities for the three months ended February 28, 2013 compared to using net cash of $7,503 in operating activities for the same period in 2012.  We did not use any money in investing activities for the three months ended February 28, 2013.  We received net cash of $20,400 from financing activities for the three months ended February 28, 2013 compared to using net cash of $4,456 in financing operating activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at February 28, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

4

Results of Operations for the three months ended February 28, 2013 compared to the three months ended February 29, 2012 and from inception to February 28, 2013.

No Revenues

Since our inception on August 26, 2011 to February 28, 2013, we have not yet earned any revenues.  As of February 28, 2013, we have an accumulated deficit of $121,196.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $23,536 for the three months ended February 28, 2013, compared to a net loss of $12,503 for the same period in 2012.  From inception on August 26, 2011 to February 28, 2013, we have incurred a net loss of $121,196.  Our basic and diluted loss per share was $0.00 for the three months ended February 28, 2013, and $0.00 for the same period in 2012.

Expenses

Our total operating expenses increased from $12,503 to $23,536 for the three months ended February 28, 2013 compared to the same period in 2012.  Since our inception on August 26, 2011 to February 28, 2013, we have incurred total operating expenses of $121,196.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

5

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

Evaluation of disclosure controls and procedures.

As of February 28, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of April 9, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

VALMIE RESOURCES, INC.
(REGISTRANT)

Date: April 12, 2013	/s/ Mauro Baessato
Mauro Baessato
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

7