Form 10-Q
period 2013-05-31
Valmie Resources, Inc.
filed 2013-07-01
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 28, 2013 the registrant had 4,940,000 shares of common stock outstanding.

VALMIE RESOURCES, INC.

2

PART I – FINANCIAL INFORMATION

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

May 31, 2013

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	May 31, 2013	November 30, 2012
ASSETS

Current Assets
Cash and cash equivalents	$477	$4,126
Total Current Assets	477	4,126
Total Assets	$477	$4,126

LIABILITIES

Current Liabilities
Accounts payable	$18,512	$19,756
Due to related party (Note 5)	62,530	32,630
Total Current Liabilities	81,042	52,386
Total Liabilities	81,042	52,386

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
4,940,000 common shares (4,940,000 – November 30, 2012)	4,940	4,940
Additional paid-in capital	44,460	44,460
Deficit accumulated during the exploration stage	(129,965)	(97,660)
Total Stockholders’ Deficiency	(80,565)	(48,260)

Total Liabilities and Stockholders’ Deficiency	$477	$4,126

The accompanying notes are an integral part of these unaudited financial statements
F-1

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012	Six Months Ended May 31, 2013	Six Months Ended May 31, 2012	Cumulative from Inception (August 26, 2011) to May 31, 2013
Revenue:	$ -	$ -	$ -		$-

Operating Expenses:
General and administrative	3,869	1,605	6,408	1,608	18,974
Mining expenses (Note 4)	-	-	-	-	21,248
Professional fees	4,500	2,186	12,824	9,686	54,560
Transfer agent fees	400	5,000	13,073	10,000	35,183

Net Loss for the Period	$ (8,769)	$ (8,791)	$ (32,305)	$ (21,294)	$(129,965)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,940,000	4,940,000	4,940,000	4,940,000

The accompanying notes are an integral part of these unaudited financial statements

F-2

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stockholders’ Equity (Deficiency)
Inception – August 26, 2011	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.01 per share, September 29, 2011	3,500,000	3,500	31,500	-	35,000
Common shares issued to investors at $0.01 per share, November 15, 2011	1,440,000	1,440	12,960	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	4,940,000	4,940	44,460	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	4,940,000	4,940	44,460	(97,660)	(48,260)
Loss for the period	-	-	-	(32,305)	(32,305)

Balance – May 31, 2013	4,940,000	$ 4,940	$ 44,460	$ (129,965)	$ (80,565)

The accompanying notes are an integral part of these unaudited financial statements
F-3

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Six Months Ended May 31, 2013	Six Months Ended May 31, 2012	Cumulative from Inception (August 26, 2011) to May 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(32,305)	$ (21,294)	$(129,965)
Changes in operating assets and liabilities:
Accounts payable	(1,244)	95	18,512
Prepaid expenses	-	9,591	-
Net cash used in operations	(33,549)	(11,608)	(111,453)

Cash Flows from Financing Activities
Proceeds from related party payable	29,900	6,000	64,956
Payments to related party payable	-	(4,456)	(2,426)
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	29,900	1,544	111,930

Change in cash and cash equivalents	(3,649)	(10,064)	477

Cash and cash equivalents - beginning of period	4,126	12,435	-

Cash and cash equivalents - end of period	$477	$ 2,371	$477

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$ -	$-
Income taxes	$-	$ -	$-

The accompanying notes are an integral part of these unaudited financial statements

F-4

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2013

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

2.    Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-Q. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

F-5

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

At May 31, 2013, the Company had no issued or outstanding stock options or warrants.

F-6

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

e)

incur a minimum of $125,000 ($6,248 has been incurred as of May 31, 2013) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is responsible for any and all property payments due to any government authority on the property during the term of this option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The property is subject to a 6% Net Smelter Royalty, for which the Company has the right to purchase 3% for a one-time payment of $5,000,000 at any time until the tenth anniversary of this agreement.

As at May 31, 2013, the Company has incurred the following on its resource property:

	May 31, 2013	November 30, 2012

Acquisition cost	$ 15,000	$ 15,000

Exploration costs, beginning of period	$ 6,248	$ 4,218
Exploration	-	2,030
Exploration costs, end of period	$ 6,248	$ 6,248

F-7

5.  Due to Related Party

Amount due to related party at May 31, 2013, is non-interest bearing, unsecured and with no fixed terms of repayment.

6.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at May 31, 2013, the Company had a working capital deficiency of $80,565 (November 30, 2012 – $48,260) and an accumulated deficit of $129,965 (November 30, 2012 - $97,660).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.  Subsequent Events

The Company has evaluated subsequent events from May 31, 2013, through the date of this report, and determined there are no additional items to disclose.

F-8

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

Liquidity and Capital Resources

As of May 31, 2013, we had cash and cash equivalents of $477 and a working capital deficit of $80,565.  As of May 31, 2013 our accumulated deficit was $129,965.  As of May 31, 2013, we have not yet earned any revenues.

We used net cash of $33,549 from operating activities for the six months ended May 31, 2013 compared to using net cash of $11,608 in operating activities for the same period in 2012.  We did not use any money in investing activities for the six months ended May 31, 2013.  We received net cash of $29,900 from financing activities for the six months ended May 31, 2013 compared to receiving net cash of $1,544 in financing activities for the same period in 2012.

4

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at May 31, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 and from inception to May 31, 2013.

No Revenues

Since our inception on August 26, 2011 to May 31, 2013, we have not yet earned any revenues.  As of May 31, 2013, we have an accumulated deficit of $129,965.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $8,769 for the three months ended May 31, 2013, compared to a net loss of $8,791 for the same period in 2012.  From inception on August 26, 2011 to May 31, 2013, we have incurred a net loss of $129,965.  Our basic and diluted loss per share was $0.00 for the three months ended May 31, 2013, and $0.00 for the same period in 2012.

Expenses

Our total operating expenses decreased slightly from $8,791 to $8,769 for the three months ended May 31, 2013 compared to the same period in 2012.  Our expenses were comprised of general and administrative of $3,869 ($1,605 in 2012), professional fees of $4,500 ($2,186 in 2012) and transfer agent fees of $400 ($5,000 in 2012).  Since our inception on August 26, 2011 to May 31, 2013, we have incurred total operating expenses of $129,965.

Results of Operations for the six months ended May 31, 2013 compared to the six months ended May 31, 2012

No Revenues

We did not earn any revenues during the six months ending on May 31, 2013, nor did we earn any revenues during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.

5

Net Loss

We incurred a net loss of $32,305 for the six months ended May 31, 2013, compared with a loss of $21,294 in the prior year.  Our basic and diluted loss per share was $0.01 for the six months ended May 31, 2013 and $0.00 for the six months ended May 31, 2012.

Expenses

Our total operating expenses were $32,305 for the six months ended May 31, 2013 compared to $21,294 for the same period in 2012.  Our expenses were comprised of general and administrative of $6,408 ($1,608 in 2012), professional fees of $12,824 ($9,686 in 2012) and transfer agent fees of $13,073 ($10,000 in 2012).

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of May 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 24, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

7

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

VALMIE RESOURCES, INC.
(REGISTRANT)

Date: July 1, 2013	/s/ Mauro Baessato
Mauro Baessato
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

8