Form 10-Q
period 2013-08-31
Valmie Resources, Inc.
filed 2013-10-15
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Ferrand Drive Toronto, Ontario, Canada	M3C 3Z2
(Address of principal executive offices)	(Zip Code)

(416) 305-0096

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2013 the registrant had 4,940,000 shares of common stock outstanding.

VALMIE RESOURCES, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

August 31, 2013

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	August 31, 2013	November 30, 2012
ASSETS

Current Assets
Cash and cash equivalents	$113	$4,126
Total Current Assets	113	4,126

Total Assets	$113	$4,126

LIABILITIES

Current Liabilities
Accounts payable	$-	$19,756
Due to related party (Note 5)	91,342	32,630
Total Current Liabilities	91,342	52,386

Total Liabilities	91,342	52,386

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
4,940,000 common shares (4,940,000 – November 30, 2012)	4,940	4,940
Additional paid-in capital	44,460	44,460
Deficit accumulated during the exploration stage	(140,629)	(97,660)

Total Stockholders’ Deficiency	(91,229)	(48,260)

Total Liabilities and Stockholders’ Deficiency	$113	$4,126

The accompanying notes are an integral part of these unaudited financial statements

F-1

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative from Inception
	Ended	Ended	Ended	Ended	(August 26, 2011) to
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	2,074	3,213	8,482	4,821	21,048
Mining expenses (Note 4)	-	-	-	-	21,248
Professional fees	7,990	10,125	20,814	19,811	62,550
Transfer agent fees	600	5,000	13,673	15,000	35,783

Net Loss for the Period	$(10,664)	$(18,338)	$(42,969)	$(39,632)	$(140,629)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	4,940,000	4,940,000	4,940,000	4,940,000

The accompanying notes are an integral part of these unaudited financial statements

F-2

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the	Stockholders’
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Equity (Deficiency)

Inception – August 26, 2011	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 per share, September 29, 2011	3,500,000	3,500	31,500	-	35,000
Common shares issued to investors at $0.01 per share, November 15, 2011	1,440,000	1,440	12,960	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	4,940,000	4,940	44,460	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	4,940,000	4,940	44,460	(97,660)	(48,260)
Loss for the period	-	-	-	(42,969)	(42,969)

Balance – August 31, 2013	4,940,000	$4,940	$44,460	$(140,629)	$(91,229)

The accompanying notes are an integral part of these unaudited financial statements

F-3

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31, 2013	Nine Months Ended August 31, 2012	Cumulative from Inception (August 26, 2011) to August 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(42,969)	$(39,632)	$(140,629)
Changes in operating assets and liabilities:
Accounts payable	1,256	2,391	21,012
Prepaid expenses	-	13,220	-
Net cash used in operations	(41,713)	(24,021)	(119,617)

Cash Flows from Financing Activities
Proceeds from related party payable	37,700	20,600	72,756
Payments to related party payable	-	(4,456)	(2,426)
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	37,700	16,144	119,730

Change in cash and cash equivalents	(4,013)	(7,877)	113

Cash and cash equivalents - beginning of period	4,126	12,435	-

Cash and cash equivalents - end of period	$113	$4,558	$113

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Accounts payable paid by related party	$21,012	$-	$21,012

The accompanying notes are an integral part of these unaudited financial statements

F-4

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2013

(Stated in US Dollars)

(Unaudited)

1. Organization

Valmie Resources, Inc. (the “Company”) was incorporated on August 26, 2011, in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities”, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2013, are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

F-5

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2013

(Stated in US Dollars)

(Unaudited)

3. Capital Stock

Authorized Stock

At inception, the Company authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since its inception (August 26, 2011), the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

09/29/11	Shares issued for cash	3,500,000	$0.01	$35,000
11/15/11	Shares issued for cash	1,440,000	0.01	14,400
	Cumulative Totals	4,940,000		$49,400

Of these shares, 3,500,000 were issued to a director and officer of the Company. 1,440,000 shares were issued to independent investors.

At August 31, 2013, the Company had no issued or outstanding stock options or warrants.

F-6

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2013

(Stated in US Dollars)

(Unaudited)

4. Mineral Property Costs

Lander County, Nevada Claims

On September 30, 2011, the Company entered into an option agreement that would provide for the purchase of a 100% interest in the Carico Lake Valley Property (the “Property”). The Property is located in the State of Nevada.

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014; and

e)	incur a minimum of $125,000 ($6,248 has been incurred as of August 31, 2013) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is responsible for any and all property payments due to any government authority on the Property during the term of this option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The Property is subject to a 6% net smelter royalty, for which the Company has the right to purchase 3% for a one time payment of $5,000,000 at any time until the tenth anniversary of this agreement.

As at August 31, 2013, the Company has incurred the following on the Property:

	August 31, 2013	November 30, 2012

Acquisition cost	$15,000	$15,000

Exploration costs, beginning of period	$6,248	$4,218
Exploration	-	2,030

Exploration costs, end of period	$6,248	$6,248

F-7

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2013

(Stated in US Dollars)

(Unaudited)

5. Due to Related Party

Amount due to related party at August 31, 2013, is non-interest bearing, unsecured and with no fixed terms of repayment.

6. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2013, the Company had a working capital deficiency of $91,229 (November 30, 2012 – $48,260) and an accumulated deficit of $140,629 (November 30, 2012 – $97,660). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the Property and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7. Subsequent Events

The Company has evaluated subsequent events from September 1, 2013, through the date of this report, and determined there are no additional items to disclose.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we”, “us” and “our” mean Valmie Resources, Inc., unless otherwise indicated.

Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by any forward-looking statements.

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

The following discussion of our financial condition and results of operations is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this quarterly report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We are an exploration stage company and have not yet generated any revenues. To date, our efforts have focused primarily on the development and implementation of our business plan.

Results of Operations

Three Months ended August 31, 2013 and 2012 and August 26, 2011 (Inception) to August 31, 2013

Revenues

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months continues to be uncertain.

4

Expenses

During the three months ended August 31, 2013, we incurred $10,664 in operating expenses, including $7,990 in professional fees, $2,074 in general and administrative expenses and $600 in transfer agent fees. During the same period in 2012, we incurred $18,338 in operating expenses, including $10,125 in professional fees, $3,213 in general and administrative expenses and $5,000 in transfer agent fees. The $7,674 decrease in our operating expenses between the two periods was therefore attributable to decreases in each of our expense categories, and notably, the $4,400 reduction in our transfer agent fees. From our inception on August 26, 2011 to August 31, 2013, we incurred $140,629 in operating expenses.

Net Loss

During the three months ended August 31, 2013, we incurred a net loss of $10,664, whereas we incurred a net loss of $18,338 during the same period in 2012. Our basic and diluted net loss per share during each of those periods was $0.00. From our inception on August 26, 2011 to August 31, 2013, we incurred a net loss of $140,629.

Nine Months ended August 31, 2013 and 2012

Expenses

During the nine months ended August 31, 2013, we incurred $42,969 in operating expenses, including $20,814 in professional fees, $8,482 in general and administrative expenses and $13,673 in transfer agent fees. During the same period in 2012, we incurred $39,632 in operating expenses, including $19,811 in professional fees, $8,482 in general and administrative expenses and $15,000 in transfer agent fees. The $3,337 increase in our operating expenses between the two periods was therefore primarily due to the $3,661 increase in our general and administrative expenses as offset by the fluctuations in our other two expense categories.

Net Loss

During the nine months ended August 31, 2013, we incurred a net loss of $42,969, whereas we incurred a net loss of $39,632 during the same period in 2012. Our basic and diluted loss per share during each of those periods was $0.01.

Liquidity and Capital Resources

As of August 31, 2013, we had $113 in cash and cash equivalents, $113 in total assets, $91,342 in total liabilities, a working capital deficit of $91,229 and an accumulated deficit of $140,629.

During the nine months ended August 31, 2013, we used $41,713 in net cash on operating activities and our accounts payable increased by $1,256 before being paid in full by a related party. During the same period in 2012 we used $24,021 in net cash on operating activities, our accounts payable increased by $2,391 and our prepaid expenses increased by $13,220. The majority of our spending on operating activities for the nine months ended August 31, 2013 was attributable to our net loss as described above and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the nine months ended August 31, 2013 or 2012.

5

During the nine months ended August 31, 2013, we received $37,700 from financing activities, all of which was in the form of proceeds from a related party. During same period in 2012, we received $16,144 from financing activities, including $20,600 in proceeds from a related party as offset by $4,456 in payments we made to a related party.

During the nine months ended August 31, 2013 our cash position decreased by $4,013, from $4,126 to $113. Our plans for the next 12 months are uncertain due to our current financial condition; however, we intend to raise additional funds through public or private placement offerings. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may be forced to cease or significantly curtail our operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at August 31, 2013, we had a working capital deficit of $91,229 and an accumulated deficit of $140,629. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue our operations, explore and develop our properties and the discovery, development and sale of ore reserves. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were effective as of the date of filing this report applicable for the period covered by this report.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject. Our management is not aware of any such legal proceedings contemplated by any governmental authority against us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: October 15, 2013	/s/ Khurram Shroff
Khurram Shroff
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8