Form 10-K
period 2013-11-30
Valmie Resources, Inc.
filed 2014-03-14
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Ferrand Drive Toronto, Ontario, Canada	M3C 3Z2
(Address of principal executive offices)	(Zip Code)

(416) 305-0096

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,400

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 296,400,000 as of March 14, 2014

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by any forward-looking statements.

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

The following discussion of our financial condition and results of operations is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this annual report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

2

PART I

Item 1. Business

As used in this annual report, the terms “we”, “us” and “our” mean Valmie Resources, Inc. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

Overview

We are an exploration stage company that was incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have no subsidiaries. We are a mineral exploration company exploring for precious metals, or gold and silver targets. Our property, known as the Carico Lake Valley Property (the “Property”), is located in Lander County, Nevada. We plan to explore the Property in phases.

There is no assurance that a commercially viable mineral deposit exists on the Property. Extensive exploration will be required before we can make a final evaluation regarding the economic and legal feasibility of any potential deposit which might be located on the Property. We have never declared bankruptcy, receivership or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Currently, we have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Since our inception, our efforts have focused primarily on the development and implementation of our business plan. Our website address is www.valmieresources.com.

Our Corporate History and Background

On December 3, 2013, the holders of a majority of our issued and outstanding common stock approved an amendment to our bylaws (the “Bylaw Amendment”) and an increase in our authorized capital from 100,000,000 shares of common stock, par value $0.001, to 750,000,000 shares of common stock, par value $0.001 (the “Authorized Capital Increase”). The purpose of the Bylaw Amendment was to update our bylaws and make them more comprehensive, while the purpose of the Authorized Capital Increase was to reorganize our capital structure in connection with the stock dividend described below. We formally effected the Authorized Capital Increase on December 4, 2013 by filing a Certificate of Amendment with the Nevada Secretary of State.

Also on December 3, 2013, our sole director approved a stock dividend of 59 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On December 13, 2013, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on December 17, 2013, our shareholders of record on December 16, 2013 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 4,940,000 shares to 296,400,000 shares.

Regional Geology

The Property is located in central Nevada, approximately 90 km south of the Town of Battle Mountain. Located in Tier 23 North and Range 44 East of the Mount Diablo Base and Meridian, the Property is comprised of two separate claim blocks, the “PRO” claim block which consists of 24 unpatented claims located in Sections 9, 10 and 16, and the four unpatented “MAG” claims, located in Section 22 of the same township. An unpatented claim gives the owner of the claim the legal right to the subsurface minerals contained within the claim area. A patented claim gives the owner of the claim ownership of the surface as well as the mineral rights. The center of the property is at approximately 39° 52' 15” North, 117° 01' 30” West. In the Universal Transverse Mercator (UTM) system, this point is at approximately 498200 m east, 4413250 m North, Zone 11 in the UTM grid system, 1983 North American Datum. The total area of the Property is approximately 575 acres or 232 hectares.

Property Geology

The Property is located in an area of low hills between the north-northeast trending Toiyabe and Shoshone Ranges, and consists of variably altered Valmy Formation sediments and younger volcanic rocks. The Property is surrounded by Quaternary gravels which have been deposited into a complexly faulted Basin and Range valley formed by down dropped fault blocks. There are outcrops of Valmy Formation arenites on Hill 6019, where the PRO claims are located, and immediately north and west of the Property. Many of these outcrops show widespread silicification and have anomalous “pathfinder” element signatures, along with trace amounts of gold, as is confirmed by the consulting geologist’s audit sampling.

Hill 6025 directly off the eastern boundary of the four “MAG” claims is similarly held up by silicified and brecciated Tertiary volcanic rocks, which again show elevated trace element and near-ore-grade gold at surface. The area between the two claim blocks is covered by recent Basin and Range gravels.

It appears that this area of the Toiyabe Range is characterized by an initial north-northeast trending Basin and Range faulting event and a later superimposed North trending extension which has left a complex assemblage of low hills and valley fill. This later faulting has juxtaposed and raised an older alluvium layer to the west of the Property which is now eroding into the Property. In addition, the sediment load of the Property has been reduced by the recent development of the Reese River which has captured a large area of eroding bedrock and covering gravels to the west. In response, the fan deposits of the Property have become slightly incised due to the decreased sediment load compared to that available in earlier times. During the 1980’s, a limited amount of ground magnetic and VLF-EM surveying over the covered areas was completed. The results of these surveys were not available to the consulting geologist, but it is reported verbally that they were largely inconclusive. No systematic geophysical work has yet been done to ascertain the likely depth to bedrock of covered areas surrounding the Property.

Deposit Type

The goal of exploring the Property is to find a gold deposit of mineable grade and tonnage. The bulk of the surface of the Property is made up of altered Valmy Formation rocks and inference as to the likely geology of the bedrock may be made from nearby outcrops. Given this inferred geology, the type of targets most likely to be found on the Property can be assumed and exploration can be targeted to look for these types. The Ivanhoe (Hollister) deposit in Elko County, Nevada is analogous to the Property. At Ivanhoe, gold/mercury deposits occur in Tertiary volcanic rocks, associated with hot spring and sinter features. Beneath the volcanics, high grade gold occurs in mineable high angle structures that have been interpreted as the feeders for the low grade surface deposits. These veins occur in Ordovician sediments similar to the Valmy Formation.

From the bedrock geology exposed on Chem Hill and Hill 6019, it appears that a good deal of the covered ground is probably underlain by the Valmy Formation, mostly made up of siliceous quartzites and siltstones, and by Tertiary volcanic rocks. The Valmy Formation hosts gold deposits at the Marigold Mine west of Battle Mountain, Nevada. Nearby outcrops show that the Valmy Formation on the property is immediately underlain by the Roberts Mountain Thrust (RMT) and then by the carbonate-rich Devonian Hanson Creek Formation, which hosts the Jerritt Canyon gold deposits in the Independence Range. Other outcrops show that the Battle Formation, a carbonate-rich part of the Antler overlap sequence, overlies the Valmy in places.

Given the geology and mineralization exposed on the Property and nearby, it is believed that the Property could host either a Carlin-type deposit or a low-sulfidation epithermal vein-type deposit.

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

In addition to sediment-hosted gold, the geology of the Property is also permissive to host a high-grade low-sulfidation gold deposit. This type of deposit is often found as a multi-stage quartz-bearing vein fracture filling in siliceous rocks, such as the Valmy Formation. Mineralization of this type has been found at the Hollister Mine of Great Basin Gold, Inc. in the Ivanhoe district, some 90 miles to the northeast, where a number of narrow high-grade gold vein deposits have been found hosted in the Valmy Formation. Because epithermal deposits often have very limited vertical extent, evidence of deeper ore-grade mineralization is often quite subtle at the surface. Some of these deposits found in Nevada carry over one ounce of gold per ton and they can often be mined at a significant profit.

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

The data collected to date and the geological environment on the Property show that the area in which the Property is located is permissive for Carlin-type and for epithermal precious metals deposits. The presence of silicified outcrops bearing significant concentrations of the “epithermal suite” of trace elements is evidence of a gold mineralizing system which may have deposited greater concentrations of gold than is presently evident at the surface. It is not uncommon in Nevada for economic deposits to have a muted surface geochemical expression.

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

In general, in Nevada, no government permits are required on mining claims for exploration activities which do not involve the use of powered equipment. Any disturbance of existing land and vegetation by powered means will generally require a permit which will specify that after work is completed land be re-contoured to original surface and be seeded with native plant species. On unpatented claims with federally-owned surface, a “Notice of Intent” must be filed with the Bureau of Land Management (BLM) for all activities involving the disturbance of five acres (two hectares) or less of the surface. A Notice of Intent will include details on the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in U.S. currency will be required to ensure reclamation and the amount will be determined by the calculated acreage being disturbed. The Notice does not have an approval process associated with it but the bond calculation does have to be approved with a letter from the BLM before work can proceed. While is not necessary to file a Notice of Intent prior to work on land with privately owned surface, the Property has federally-owned surface rights.

Measurement of land disturbance is cumulative, and once five acres total has been disturbed on one project, a “Plan of Operations” must be filed and approved by the BLM before additional work can take place. This too requires a cash bond along with a reclamation plan.

To date, we have not filed a “Notice of Intent” with the BLM and we have not obtained any environmental or exploration permits.

To the best of our knowledge, there are no existing environmental liabilities on the Property. A detailed environmental investigation has not been conducted.

U.S. Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees

As of March 14, 2014, we did not have any full-time or part-time employees. We currently rely on the efforts of Khurram Shroff, our sole executive officer and director, to manage our operations. However, we plan to hire workers on a contract basis from time to time as the need arises.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 89 Ferrand Drive, Toronto, Ontario, Canada M3C 3Z2. This space is provided to us at no charge by our sole officer and director. We believe that this property is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject. Our management is not aware of any such legal proceedings contemplated by any governmental authority against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of March 14, 2014, we had 296,400,000 shares of common stock issued and outstanding.

Market Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol “VRMI”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on December 6, 2012. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
November 30, 2013	0.0085	0.0085
August 31, 2013	-	-
May 31, 2013	-	-
January 31, 2013	-	-

Holders

As of March 14, 2014, there were two holders of record of our common stock, one of which was Cede & Co. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

On December 3, 2013, our sole director approved a stock dividend of 59 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On December 13, 2013, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on December 17, 2013, our shareholders of record on December 16, 2013 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 4,940,000 shares to 296,400,000 shares.

Other than as described above, we have never paid dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 14, 2014, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this annual report to adopt such a plan.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the year ended November 30, 2013.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended November 30, 2013.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited financial statements and the related notes thereto that appear elsewhere in this annual report.

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

Expenses

During the year ended November 30, 2013, we incurred $62,227 in operating expenses, including $32,866 in professional fees, $8,482 in general and administrative expenses, $14,473 in transfer agent fees and $6,406 in mining expenses. During the year ended November 30, 2012, we incurred $76,239 in operating expenses, including $41,736 in professional fees, $10,363 in general and administrative expenses, $22,110 in transfer agent fees and $2,030 in mining expenses. The $20,418 decrease in our operating expenses between the two years was therefore attributable to decreases in each of our expense categories.

From our inception on August 26, 2011 to November 30, 2013, we incurred $159,887 in operating expenses, including $74,602 in professional fees, $21,048 in general and administrative expenses, $36,583 in transfer agent fees and $27,654 in mining expenses.

Net Loss

During the year ended November 30, 2013, we incurred a net loss of $62,227. During the year ended November 30, 2013, we incurred net loss of $76,239. Our basic and diluted net loss per share during each of those years was $0.00. From our inception on August 26, 2011 to November 30, 2013, we incurred a net loss of $159,887.

Liquidity and Capital Resources

As of November 30, 2013, we had no cash and cash equivalents, $5,000 in total assets, $24,144 in total liabilities, a working capital deficit of $19,144 and an accumulated deficit of $159,887.

During the year ended November 30, 2013, we used $70,326 in net cash on operating activities, our accounts payable and accrued liabilities decreased by $3,099 and our prepaid expenses increased by $5,000. During the year ended November 30, 2012 we used $36,483 in net cash on operating activities, our accounts payable and accrued liabilities increased by $19,756 and our prepaid expenses decreased by $20,000. The majority of our spending on operating activities for the years ended November 30, 2013 and 2012 was therefore attributable to our net loss as described above and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the years ended November 30, 2013 or 2012.

During the year ended November 30, 2013, we received $66,200 in cash from financing activities, substantially all of which was in the form of proceeds from a related party. During the year ended November 30, 2012, we received $28,174 from financing activities, including $30,600 in proceeds from a related party as offset by $2,426 in payments we made to a related party.

During the year ended November 30, 2013, our cash decreased by $4,126 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at November 30, 2013, we had a working capital deficit of $19,144 and an accumulated deficit of $159,887. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Significant Accounting Policies

Mineral Acquisition and Exploration Costs

We have been in the exploration stage since our formation on August 26, 2011 and have not yet realized any revenue from our planned operations. We are primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Environmental Expenditures

Our operations have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon us vary greatly and are not predictable. Our policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Valmie Resources, Inc.

(An Exploration Stage Company)

Index to Financial Statements

November 30, 2013

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Russell E. Anderson, CPA
Russ Bradshaw, CPA	To the Board of Directors and Management
William R. Denney, CPA	Valmie Resources, Inc.
Sandra Chen, CPA	89 Ferrand Drive
Toronto, Ontario, Canada M3C 3Z2

We have audited the accompanying balance sheets of Valmie Resources, Inc. (an exploration stage company) (the Company) as of November 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended November 30, 2013 and 2012, and for the period from inception on August 26, 2011 to November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended November 30, 2013 and 2012, and for the period from inception on August 26, 2011 to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
February 26, 2014
abcpas.net

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

	November 30, 2013	November 30, 2012

ASSETS

Current Assets
Cash and cash equivalents	$-	$4,126
Prepaid expenses	5,000	-

Total Current Assets	5,000	4,126

Total Assets	$5,000	$4,126

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$16,658	$19,756
Due to related party (Note 6)	7,486	32,630

Total Current Liabilities	24,144	52,386

Total Liabilities	24,144	52,386

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 3)
Authorized:
750,000,000 common shares, $0.001 par value
Issued and outstanding:
296,400,000 common shares (296,400,000 – November 30, 2012)	296,400	296,400
Additional paid-in capital	(155,657)	(247,000)
Deficit accumulated during the exploration stage	(159,887)	(97,660)

Total Stockholders’ Equity (Deficiency)	(19,144)	(48,260)

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,000	$4,126

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

	Year Ended November 30, 2013	Year Ended November 30, 2012	Cumulative from Inception (August 26, 2011) to November 30, 2013

Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	8,482	10,363	21,048
Mining expenses (Note 5)	6,406	2,030	27,654
Professional fees	32,866	41,736	74,602
Transfer agent fees	14,473	22,110	36,583

Net Loss for the Period	$(62,227)	$(76,239)	$(159,887)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	296,400,000	296,400,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

	Common Stock		Additional	Deficit Accumulated During the	Stockholders’
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Equity (Deficiency)

Inception – August 26, 2011	-	$-	$-	$-	$-
Common shares issued to a founder at $0.00017 per share, September 29, 2011	210,000,000	210,000	(175,000)	-	35,000
Common shares issued to investors at $0.00017 per share, November 15, 2011	86,400,000	86,400	(72,000)	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	296,400,000	296,400	(247,000)	(21,421)	27,979

Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	296,400,000	296,400	(247,000)	(97,660)	(48,260)

Debt cancellation	-	-	91,343	-	91,343
Loss for the year	-	-	-	(62,227)	(62,227)

Balance November 30, 2013	296,400,000	$296,400	$(155,647)	$(159,887)	$(19,144)

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

	Year Ended November 30, 2013	Year Ended November 30, 2012	Cumulative from Inception (August 26, 2011) to November 30, 2013

Cash Flows from Operating Activities
Net loss for the period	$(62,227)	$(76,239)		$(159,887)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,099)	19,756		16,657
Prepaid expenses	(5,000)	20,000		(5,000)
Net cash used in operations	(70,326)	(36,483)		(148,230)

Cash Flows from Financing Activities
Proceeds from related party payable	66,313	30,600		96,913
Payments to related party payable	(113)	(2,426)		1,917
Issuance of common shares for cash	-	-		49,400
Net cash provided by financing activities	66,200	28,174		148,230

Change in cash and cash equivalents	(4,126)	(8,309)		-

Cash and cash equivalents - beginning of period	4,126	12,435

Cash and cash equivalents - end of period	$-	4,126	$

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-
Non-cash financing activities:
Loans contributed to capital	$91,343	$-		$91,343

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

1. Organization

Valmie Resources, Inc. (the “Company”) was incorporated on August 26, 2011, in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”), and the Company’s fiscal year end is November 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities”, and interpreted by the Securities and Exchange Commission (the “SEC”) for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents at November 30, 2013.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

2. Significant Accounting Policies - Continued

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

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (August 26, 2011) to November 30, 2013.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (August 26, 2011) to November 30, 2013, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (August 26, 2011) to November 30, 2013.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

2. Significant Accounting Policies - Continued

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

FASB Statements

In June 2009 the FASB established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with US GAAP. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of US GAAP for SEC registrants. Existing US GAAP was not intended to be changed as a result of the ASC, and accordingly the change did not impact the Company’s financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standards Updates (“ASUs”) through ASU No. 2014-05 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

3. Capital Stock

Authorized Stock

At inception, the Company authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On December 3, 2013, the holders of a majority of the Company’s issued and outstanding common stock approved an increase in its authorized capital from 100,000,000 shares of common stock, par value $0.001, to 750,000,000 shares of common stock, par value $0.001 (the “Authorized Capital Increase”). The Company formally effected the Authorized Capital Increase on December 4, 2013 by filing a Certificate of Amendment with the Nevada Secretary of State.

On December 3, 2013, the Company’s sole director approved a stock dividend of 59 authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of December 16, 2013. The payment date for the stock dividend was December 17, 2013, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 296,400,000 issued and outstanding shares of common stock, which represents an increase of 291,460,000 shares over its prior total of 4,940,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

Share Issuances

Since its inception (August 26, 2011), the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

09/29/11	Shares issued for cash	210,000,000	$0.00017	$35,000
11/15/11	Shares issued for cash	86,400,000	0.00017	14,400
	Cumulative Totals	296,400,000		$49,400

Of these shares, 210,000,000 were issued to a director and officer of the Company. 86,400,000 shares were issued to independent investors.

At November 30, 2013, the Company had no issued or outstanding stock options or warrants.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through November 30, 2013 of $153,841 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $53,844 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

	2013
	Amount	Tax Effect (35%)

Net operating losses	$62,227	$21,779

Valuation allowance	(62,227)	(21,779)

Net deferred tax asset (liability)	$-	$-

	2012
	Amount	Tax Effect (35%)

Net operating losses	$76,239	$26,684

Valuation allowance	(76,239)	(26,684)

Net deferred tax asset (liability)	$-	$-

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

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

b) an additional $60,000 cash on September 30, 2013 (not paid);

c) an additional $120,000 cash on September 30, 2014; and

d) incur a minimum of $125,000 ($6,248 has been incurred as of November 30, 2013) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is in default in the option payments. The entity that owns the Property has made the payments due to the Bureau of Land Management, Nevada (“BLM”) and Lander County. The payments ($6,406) are reflected in accounts payable and accrued liabilities and the annual exploration and development work.

The entity that owns the Property has indicated a willingness to work with the Company if the Company reimburses the $6,406 mentioned above and makes an effort to become current with the option payments of $90,000 that are in default. Otherwise, the owner may terminate the option and explore other financing arrangements related to the Property.

The Company is responsible for any and all property payments due to any government authority on the Property during the term of the option agreement (BLM: $3,920 yr., Lander County: $298 yr.).

The Property is subject to a 6% net smelter royalty, for which the Company has the right to purchase 3% for a one time payment of $5,000,000 at any time until the tenth anniversary of the option agreement.

As at November 30, 2013, the Company has incurred the following on the Property:

	November 30, 2013	November 30, 2012

Acquisition cost	$15,000	$15,000

Exploration costs, beginning of period	$6,248	$4,218
Exploration costs incurred	6,406	2,030
Exploration costs, end of period	$12,654	$6,248

6. Due to Related Party

Amount due to related party at November 30, 2013, is non-interest bearing, unsecured and with no fixed terms of repayment. During the year ended November 30, 2013, the former President of the Company forgave $91,343 of debt due to him. The debt cancellation was recorded as additional paid-in capital.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2013

(Stated in US Dollars)

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2013, the Company had a working capital deficiency of $19,144 (2012 – working capital deficiency of $48,260) and an accumulated deficit of $159,887 (2012 – $97,660).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the Property and the discovery, development and sale of ore reserves.

As discussed in note 5, the Company is in default on its option payments and annual exploration and development work. If the option is terminated, the Company would have no operating business.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. Subsequent Events

The Company has evaluated subsequent events after November 30, 2013, through the date of this report, and determined there are no additional items to disclose.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of November 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of November 30, 2013, based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our bylaws allow the number of directors to be fixed by our Board of Directors. Our Board of Directors has fixed the number of directors at one.

As of March 14, 2014, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position

Khurram Shroff	34	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Shroff will serve as our director until our next shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Khurram Shroff – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Shroff has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since September 30, 2013. Mr. Shroff has worked as an independent consultant since 2001, has approximately 10 years of marketing, international relations, human resources and technology experience, and has acted as a consultant for eMag Solutions, an Atlanta-based information technology company, and Prudential Avery & Associates, where he worked in the international relocation field. He has also served as the Managing Partner of the International Business Consortium Real Estate (ICBRE), a global private equity group, since 2008, consulted with the Dubai Education Ministry on business issues and worked at the World Federation of the United Nations (WFUNA) as a technology consultant.

Mr. Shroff is licensed by the Financial Services Commission of Ontario as a mortgage agent and has a thorough understanding of global real estate development and marketing issues. He is also interested in the commercialization of technology, sustainable development and green living initiatives. Mr. Shroff graduated from the University of Indianapolis with a Bachelor of Business Administration degree and has attended several professional courses at Harvard University.

Significant Employees

Other than our sole executive officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our sole director, sole executive officer or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●	being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

On September 30, 2013, we established an audit committee and appointed Khurram Shroff as the sole member of the committee. Mr. Shroff is not an independent member of the committee pursuant to NASDAQ Listing Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), since he is our sole executive officer. The Board of Directors adopted a charter for the audit committee on September 30, 2013, a copy of which is filed as Exhibit 99.1 to this annual report.

The audit committee is responsible for reviewing both our interim and annual financial statements. For the purposes of performing their duties, the members of the audit committee have the right, at all times, to inspect all our books and financial records and discuss with management and our auditors any accounts, records and matters relating to our financial statements. The audit committee is required to meet periodically with management and annually with our auditors.

Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the Board.

Item 11. Executive Compensation

Summary Compensation Table

None of our directors or executive officers has received any compensation from us since our inception. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Outstanding Equity Awards at Fiscal Year-End

As of November 30, 2013, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of March 14, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days. For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Khurram Shroff (2)	237,360,000	80.1
Common Stock	Mauro Baessato (3)	-	-
All Officers and Directors as a Group		237,360,000	80.1

(1)	Based on 294,400,000 shares of our common stock issued and outstanding as of March 14, 2014.

(2)	Khurram Shroff is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

(3)	Mauro Baessato was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director from our inception until September 30, 2013.

Changes in Control

As of November 30, 2013, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that our sole director does not meet this definition of independence due to the fact that he is also our sole executive officer.

We do not currently have a separately designated nominating or compensation committee.

NI 52-110

We are a reporting issuer in the Province of British Columbia. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, Khurram Shroff is not an independent director. A description of the education and experience of Mr. Shroff that is relevant to the performance of his responsibilities as an audit committee member is included in Item 10 of this annual report.

Mr. Shroff is not “financially literate” as defined in NI 52-110.

Since the commencement of our most recently completed financial year, our Board of Directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits us to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110 in whole or in part.

Our audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the audit committee charter filed as Exhibit 99.1 to this annual report.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our Board of Directors currently consists of one director, Khurram Shroff. We have determined that Mr. Shroff is not independent as that term is defined in NI 52-110 due to the fact that he is our sole executive officer.

Directorships

Our sole director is not currently a director of any other reporting issuer (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to our Board of Directors regarding their role on the Board and our committees, as well as the nature and operations of our business. This process provides for an orientation with key members of management, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a member of our Board of Directors. This information includes our most recent budget approved by the Board of Directors, our most recent annual report, our audited financial statements and copies of our interim financial statements.

The Board does not provide continuing education for our directors. Each director is responsible for maintaining the skills and knowledge necessary to meet their obligations as a director.

Ethical Business Conduct

Our Board of Directors does not take any formal steps to encourage and promote a culture of ethical business conduct as it has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law have been sufficient to ensure that the Board operates independently of management and in our best interests.

Nomination of Directors

Our Board of Directors is responsible for identifying new director nominees. In identifying candidates for the Board, the Board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board. As part of the process, our Board of Directors, together with management, is responsible for conducting background searches and is empowered to retain search firms to assist in the nomination process. Once candidates have gone through a screening process and met with the existing directors, they may be formally put forward as nominees for approval by the Board.

Compensation

Our Board of Directors plans to conduct reviews with regard to directors’ compensation once a year. To make its recommendation on directors’ compensation, the Board will take into account the types of compensation and the amounts paid to directors of comparable publicly traded companies whose stock is quoted on the OTC Bulletin Board.

Assessments

Our Board of Directors intends for individual director assessments to be conducted by other directors, taking into account each director’s contributions at Board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. However, due to our stage of development and our need to deal with other urgent priorities, the Board has not yet implemented such a process of assessment.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Anderson Bradshaw PLLC, in connection with the audit of our financial statements for the years ended November 30, 2013 and 2012 as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during those years.

	Year Ended November 30, 2013 ($)	Year Ended November 30, 2012 ($)
Audit fees	14,350	10,150
Audit-related fees	-	-
Tax fees	600	-
All other fees	-	-
Total	14,950	10,150

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2013.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description

31.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014	VALMIE RESOURCES, INC.

	By:	/s/ Khurram Shroff
Khurram Shroff
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Khurram Shroff	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 14, 2014
Khurram Shroff

