Form 10-Q
period 2014-02-28
Valmie Resources, Inc.
filed 2014-04-15
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

89 Ferrand Drive Toronto, Ontario, Canada	M3C 3Z2
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2014 the registrant had 296,400,000 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

February 28, 2014

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	February 28, 2014	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	5,000
Total Current Assets	-	5,000

Total Assets	$-	$5,000

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$24,253	$16,658
Due to related party (Note 5)	12,686	7,486
Total Current Liabilities	36,939	24,144

Total Liabilities	36,939	24,144

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 3)
Authorized:
750,000,000 common shares, $0.001 par value
Issued and outstanding:
296,400,000 common shares (296,400,000 – November 30, 2013)	296,400	296,400
Additional paid-in capital	(155,657)	(155,657)
Deficit accumulated during the exploration stage	(177,682)	(159,887)

Total Stockholders’ Deficiency	(36,939)	(19,144)

Total Liabilities and Stockholders’ Deficiency	$-	$5,000

The accompanying notes are an integral part of these financial statements

F- 1

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Cumulative from Inception (August 26, 2011) to February 28, 2014

Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	-	2,539	21,048
Mining expenses (Note 4)	-	-	27,654
Professional fees	17,595	8,324	92,197
Transfer agent fees	200	12,673	36,783

Net Loss for the Period	(17,795)	(23,536)	$(177,682)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	296,400,000	296,400,000

The accompanying notes are an integral part of these financial statements

F- 2

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stockholders’ Equity (Deficiency)
Inception – August 26, 2011	-	$-	$-	$-	$-
Common shares issued to a founder at $0.00017 per share, September 29, 2011	210,000,000	210,000	(175,000)	-	35,000
Common shares issued to investors at $0.00017 per share, November 15, 2011	86,400,000	86,400	(72,000)	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	296,400,000	296,400	(247,000)	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	296,40,000	296,400	(247,000)	(97,660)	(48,260)
Debt cancellation	-	-	91,343	-	91,343
Loss for the year	-	-	-	(62,227)	(62,227)

Balance November 30, 2013	296,400,000	296,400	(155,657)	(159,887)	(19,144)
Loss for the period	-	-	-	(17,795)	(17,795)

Balance – February 28, 2014	296,400,000	$296,400	$(155,657)	$(177,682)	$(36,939)

The accompanying notes are an integral part of these financial statements

F- 3

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Cumulative from Inception (August 26, 2011) to February 28, 2014

Cash Flows from Operating Activities
Net loss for the period	$(17,795)	$(23,536)	$(177,682)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,595	5,529	24,252
Prepaid expenses	5,000	-	-
Net cash used in operations	(5,200)	(18,007)	(153,430)

Cash Flows from Financing Activities
Proceeds from related party payable	5,200	20,400	102,113
Payments to related party payable	-	-	1,917
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	5,200	20,400	153,430

Change in cash and cash equivalents	-	2,393	-

Cash and cash equivalents - beginning of period	-	4,126	-

Cash and cash equivalents - end of period	$-	6,519	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activities:
Loans contributed to capital	$-	$-	$91,343

The accompanying notes are an integral part of these financial statements

F- 4

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2014

(Stated in US Dollars)

(Unaudited)

1. Organization

Valmie Resources Inc. (the “Company”) was incorporated on August 26, 2011, in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

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

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2013, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2014, are not necessarily indicative of the results that may be expected for the year ending November 30, 2014.

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

F- 5

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2014

(Stated in US Dollars)

(Unaudited)

3. Capital Stock (continued)

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

Share Issuances

Since its inception (August 26, 2011), the Company has issued shares of its common stock as follows:

Date	Description	Shares	Price Per Share	Amount
09/29/11	Shares issued for cash	210,000,000	$0.00017	$35,000
11/15/11	Shares issued for cash	86,400,000	0.00017	14,400
	Cumulative Totals	296,400,000		$49,400

Of these shares, 210,000,000 were issued to a director and officer of the Company. 86,400,000 shares were issued to independent investors.

At February 28, 2014, the Company had no issued or outstanding stock options or warrants.

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014; and

e)	incur a minimum of $125,000 ($6,248 has been incurred as of February 28, 2014) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is in default in the option payments. The entity that owns the Property has made the payments due to the Bureau of Land Management, Nevada (“BLM”) and Lander County. The payments ($6,406) are reflected in accounts payable and accrued liabilities and the annual exploration and development work.

F- 6

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2014

(Stated in US Dollars)

(Unaudited)

4. Mineral Property Costs (continued)

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

The Property is subject to a 6% Net Smelter Royalty, for which the Company has the right to purchase 3% for a onetime payment of $5,000,000 at any time until the tenth anniversary of the option agreement.

As at February 28, 2014, the Company has incurred the following on the Property:

	February 28, 2014	November 30, 2013
Acquisition cost	$15,000	$15,000

Exploration costs, beginning of period	$12,654	$6,248
Exploration costs incurred	$-	$6,406
Exploration costs, end of period	$12,654	$12,654

5. Due to Related Party

Amount due to related party at February 28, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

6. Provision for Income Taxes

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through February 28, 2014 of $177,682 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $62,189 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

F- 7

6. Provision for Income Taxes (continued)

	2014
	Amount	Tax Effect (35%)

Net operating losses	$17,795	$6,228

Valuation allowance	(17,795)	(6,228)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)

Net operating losses	$23,536	$8,238

Valuation allowance	(23.536)	(8,238)

Net deferred tax asset (liability)	$-	$-

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 28, 2014, the Company had a working capital deficiency of $36,939 (November 30, 2013 – $19,144) and an accumulated deficit of $177,682 (November 30, 2013 – $159,887). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8. Subsequent Events

The Company has evaluated subsequent events from February 28, 2014, through the date of this report, and determined there are no additional items to disclose.

F- 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we”, “us” and “our” mean Valmie Resources, Inc. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

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

Results of Operations

Three Months ended February 28, 2014 and 2013 and August 26, 2011 (Inception) to February 28, 2014

Revenues

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months continues to be uncertain.

Expenses

During the three months ended February 28, 2014, we incurred $17,795 in operating expenses, including $17,595 in professional fees and $200 in transfer agent fees. During the same period in 2013, we incurred $23,536 in operating expenses, including $8,324 in professional fees, $12,673 in transfer agent fees and $2,539 in general and administrative expenses. The $5,741 decrease in our operating expenses between the two periods was therefore attributable to the significant reduction in our transfer agent fees as offset to some extent by the increase in our other expense categories. From our inception on August 26, 2011 to February 28, 2014, we incurred $177,682 in operating expenses.

4

Net Loss

During the three months ended February 28, 2014, we incurred a net loss of $17,795, whereas we incurred a net loss of $23,536 during the same period in 2013. Our basic and diluted net loss per share during each of those periods was $0.00. From our inception on August 26, 2011 to February 28, 2014, we incurred a net loss of $177,682.

Liquidity and Capital Resources

As of February 28, 2014, we had no cash and cash equivalents or total assets, $36,939 in total liabilities, a working capital deficit of $36,939 and an accumulated deficit of $177,682.

During the three months ended February 28, 2014, we used $5,200 in net cash on operating activities, our accounts payable increased by $7,595 and our prepaid expenses decreased by $5,000. During the same period in 2013 we used $18,007 in net cash on operating activities and our accounts payable increased by $5,529. The majority of our spending on operating activities for the three months ended February 28, 2014 was attributable to our net loss as described above and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the three months ended February 28, 2014 or 2013.

During the three months ended February 28, 2014, we received $5,200 from financing activities, all of which was in the form of proceeds from a related party. During the same period in 2013, we received $20,400 from financing activities, all of which was also in the form of proceeds from a related party.

During the three months ended February 28, 2014 our cash position did not change. Our plans for the next 12 months are uncertain due to our current financial condition; however, we intend to raise additional funds through public or private placement offerings. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may be forced to cease or significantly curtail our operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at February 28, 2014, we had a working capital deficit of $36,939 and an accumulated deficit of $177,682. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: April 15, 2014	/s/ Khurram Shroff
Khurram Shroff
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8