Form 10-Q
period 2014-05-31
Valmie Resources, Inc.
filed 2014-07-15
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(720) 946-6390

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 15, 2014 the registrant had 296,400,000 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

May 31, 2014

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	May 31, 2014	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	5,000

Total Current Assets	-	5,000

Total Assets	$-	$5,000

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$34,580	$16,658
Due to related party (Note 5)	18,997	7,486

Total Current Liabilities	53,577	24,144

Total Liabilities	53,577	24,144

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 3)
Authorized:
750,000,000 common shares, $0.001 par value
Issued and outstanding:
296,400,000 common shares (296,400,000 – November 30, 2013)	296,400	296,400
Additional paid-in capital	(155,657)	(155,657)
Deficit accumulated during the exploration stage	(194,320)	(159,887)

Total Stockholders’ Deficiency	(53,577)	(19,144)

Total Liabilities and Stockholders’ Deficiency	$-	$5,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013	Six Months Ended May 31, 2014	Six Months Ended May 31, 2013	Cumulative from Inception (August 26, 2011) to May 31, 2014

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	1,284	3,869	1,284	6,408	22,332
Mining expenses (Note 4)	-	-	-	-	27,654
Professional fees	14,679	4,500	32,274	12,824	106,876
Transfer agent fees	675	400	875	13,073	37,458

Net Loss for the Period	(16,638)	(8,769)	(34,433)	(32,305)	$(194,320)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	296,400,000	296,400,000	296,400,000	296,400,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

	Common Stock			Deficit Accumulated During the
	Number of Shares	Amount	Additional Paid-in Capital	Exploration Stage	Stockholders’ Equity (Deficiency)

Inception – August 26, 2011	-	$-	$-	$-	$-
Common shares issued to a founder at $0.00017 per share, September 29, 2011	210,000,000	210,000	(175,000)	-	35,000
Common shares issued to investors at $0.00017 per share, November 15, 2011	86,400,000	86,400	(72,000)	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	296,400,000	296,400	(247,000)	(21,421)	27,979
Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	296,400,000	296,400	(247,000)	(97,660)	(48,260)
Debt cancellation	-	-	91,343	-	91,343
Loss for the year	-	-	-	(62,227)	(62,227)

Balance November 30, 2013	296,400,000	296,400	(155,657)	(159,887)	(19,144)
Loss for the period	-	-	-	(34,433)	(34,433)

Balance – May 31, 2014	296,400,000	$296,400	$(155,657)	$(194,320)	$(53,577)

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Six Months Ended May 31, 2014	Six Months Ended May 31, 2013	Cumulative from Inception (August 26, 2011) to May 31, 2014

Cash Flows from Operating Activities
Net loss for the period	$(34,433)	$(32,305)	$(194,320)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,922	(1,244)	34,579
Prepaid expenses	5,000	-	-
Net cash used in operations	(11,511)	(33,549)	(159,741)

Cash Flows from Financing Activities
Proceeds from related party payable	11,511	29,900	108,424
Payments to related party payable	-	-	1,917
Issuance of common shares for cash	-	-	49,400
Net cash provided by financing activities	11,511	29,900	159,741

Change in cash and cash equivalents	-	(3,649)	-

Cash and cash equivalents - beginning of period	-	4,126	-

Cash and cash equivalents - end of period	$-	477	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-	$91,343

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014

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

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2013, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2014, are not necessarily indicative of the results that may be expected for the year ending November 30, 2014.

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

May 31, 2014

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

At May 31, 2014, the Company had no issued or outstanding stock options or warrants.

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 and

e)	incur a minimum of $125,000 ($6,248 has been incurred as of May 31, 2014) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The Company is in default in the option payments. The entity that owns the Property has made the payments due to the Bureau of Land Management, Nevada (“BLM”) and Lander County. The payments ($6,406) are reflected in accounts payable and accrued liabilities.

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014

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

As at May 31, 2014, the Company has incurred the following on the Property:

	May 31, 2014	November 30, 2013

Acquisition cost	$15,000	$15,000

Exploration costs, beginning of period	$12,654	$6,248
Exploration costs incurred	$-	$6,406
Exploration costs, end of period	$12,654	$12,654

5. Due to Related Party

Amount due to related party at May 31, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through May 31, 2014 of $194,320 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $68,012 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

Valmie Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2014

(Stated in US Dollars)

(Unaudited)

6. Provision for Income Taxes (continued)

	2014
	Amount	Tax Effect (35%)

Net operating losses	$34,433	$12,051

Valuation allowance	(34,433)	(12,051)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)

Net operating losses	$32,305	$11,306

Valuation allowance	(32,305)	(11,306)

Net deferred tax asset (liability)	$-	$-

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at May 31, 2014, the Company had a working capital deficiency of $53,577 (November 30, 2013 – $19,144) and an accumulated deficit of $194,320 (November 30, 2013 – 159,887). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8. Subsequent Events

The Company has evaluated subsequent events from May 31, 2014, through the date of this report, and determined there are no additional items to disclose.

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

Three Months ended May 31, 2014 and 2013 and August 26, 2011 (Inception) to May 31, 2014

Expenses

During the three months ended May 31, 2014, we incurred $16,638 in operating expenses, including $14,679 in professional fees, $1,284 in general and administrative expenses and $675 in transfer agent fees. During the same period in 2013, we incurred $8,769 in operating expenses, including $4,500 in professional fees, $3,869 in general and administrative expenses and $400 in transfer agent fees. The $7,869 increase in our operating expenses between the two periods was therefore largely attributable to the increase in our professional fees as offset to some extent by the decrease in our general and administrative expenses, which primarily include EDGAR filing fees. From our inception on August 26, 2011 to May 31, 2014, we incurred $194,320 in operating expenses.

4

Net Loss

During the three months ended May 31, 2014, we incurred a net loss of $16,638, whereas we incurred a net loss of $8,769 during the same period in 2013. Our basic and diluted net loss per share during each of those periods was $0.00. From our inception on August 26, 2011 to May 31, 2014, we incurred a net loss of $194,320.

Six Months ended May 31, 2014 and 2013

Expenses

During the six months ended May 31, 2014, we incurred $34,433 in operating expenses, including $32,274 in professional fees, $1,284 in general and administrative expenses and $875 in transfer agent fees. During the same period in 2013, we incurred $32,305 in operating expenses, including $12,824 in professional fees, $6,408 in general and administrative expenses and $13,073 in transfer agent fees. The $2,128 increase in our operating expenses between the two periods was therefore largely attributable to the increase in our professional fees as offset to some extent by the decrease in our other expense categories, and in particular our transfer agent fees.

Net Loss

During the six months ended May 31, 2014, we incurred a net loss of $34,433, whereas we incurred a net loss of $32,305 during the same period in 2013. Our basic and diluted net loss per share during each of those periods was $0.00.

Liquidity and Capital Resources

As of May 31, 2014, we had no cash and cash equivalents or total assets, $53,577 in total liabilities, a working capital deficit of $53,577 and an accumulated deficit of $194,320.

During the six months ended May 31, 2014, we used $11,511 in net cash on operating activities, our accounts payable increased by $17,922 and our prepaid expenses decreased by $5,000. During the same period in 2013 we used $33,549 in net cash on operating activities and our accounts payable decreased by $1,244. The majority of our spending on operating activities for the six months ended May 31, 2014 was attributable to our net loss as described above and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the six months ended May 31, 2014 or 2013.

During the six months ended May 31, 2014, we received $11,511 from financing activities, all of which was in the form of proceeds from a related party. During the same period in 2013, we received $29,900 from financing activities, all of which was also in the form of proceeds from a related party.

During the six months ended May 31, 2014 our cash position did not change. Our plans for the next 12 months are uncertain due to our current financial condition; however, we intend to raise additional funds through public or private placement offerings. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may be forced to cease or significantly curtail our operations.

5

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at May 31, 2014, we had a working capital deficit of $53,577 and an accumulated deficit of $194,320. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: July 15, 2014	/s/ Timothy Franklin
Timothy Franklin
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8