Form 10-Q
period 2014-08-31
Valmie Resources, Inc.
filed 2014-10-15
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2014 the registrant had 296,400,000 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

August 31, 2014

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	August 31, 2014	November 30, 2013

ASSETS

Current Assets
Cash and cash equivalents (Note 3)	$14,458	$-
Prepaid expenses	-	5,000

Total Current Assets	14,458	5,000

Total Assets	$14,458	$5,000

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$39,346	$16,658
Due to related parties (Note 6)	36,559	7,486

Total Current Liabilities	75,905	24,144

Total Liabilities	75,905	24,144

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 4)
Authorized:
750,000,000 common shares, $0.001 par value
Issued and outstanding:
296,400,000 common shares (296,400,000 – November 30, 2013)	296,400	296,400
Additional paid-in capital	(155,657)	(155,657)
Accumulated deficit	(202,190)	(159,887)

Total Stockholders’ Deficiency	(61,447)	(19,144)

Total Liabilities and Stockholders’ Deficiency	$14,458	$5,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013	Nine Months Ended August 31, 2014	Nine Months Ended August 31, 2013

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and administrative	149	2,074	1,433	8,482
Mining expenses (Note 5)	-	-	-	-
Professional fees	7,321	7,990	39,595	20,814
Transfer agent fees	400	600	1,275	13,673

Net Loss for the Period	(7,870)	(10,664)	(42,303)	(42,969)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	296,400,000	296,400,000	296,400,000	296,400,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Inception – August 26, 2011	-	$-	$-	$-	$-
Common shares issued to a founder at $0.00017 per share, September 29, 2011	210,000,000	210,000	(175,000)	-	35,000
Common shares issued to investors at $0.00017 per share, November 15, 2011	86,400,000	86,400	(72,000)	-	14,400
Loss for the period	-	-	-	(21,421)	(21,421)

Balance – November 30, 2011	296,400,000	296,400	(247,000)	(21,421)	27,979

Loss for the year	-	-	-	(76,239)	(76,239)

Balance – November 30, 2012	296,400,000	296,400	(247,000)	(97,660)	(48,260)
Debt cancellation	-	-	91,343	-	91,343
Loss for the year	-	-	-	(62,227)	(62,227)

Balance – November 30, 2013	296,400,000	296,400	(155,657)	(159,887)	(19,144)

Loss for the period	-	-	-	(42,303)	(42,303)

Balance – August 31, 2014	296,400,000	$296,400	$(155,657)	$(202,190)	$(61,447)

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31, 2014	Nine Months Ended August 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(42,303)	$(42,969)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,688	1,256
Prepaid expenses	5,000	-
Net cash used in operations	(14,615)	(41,713)

Cash Flows from Financing Activities
Proceeds from related party payable	29,073	37,700
Payments to related party payable	-	-
Issuance of common shares for cash	-	-
Net cash provided by financing activities	29,073	37,700

Change in cash and cash equivalents	14,458	(4,013)

Cash and cash equivalents - beginning of period	-	4,126

Cash and cash equivalents - end of period	$14,458	$113

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Accounts payable paid by related party	$-	$21,012
Loans contributed to capital	$-	$-

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Notes to Financial Statements

August 31, 2014

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

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2013, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2014, are not necessarily indicative of the results that may be expected for the year ending November 30, 2014.

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

3. Cash and cash equivalents

	August 31, 2014	November 30, 2013

Cash on deposit	$100	$-
Funds held in trust	14,358	-
	$14,458	$-

Valmie Resources, Inc.

Notes to Financial Statements

August 31, 2014

(Stated in US Dollars)

(Unaudited)

4. Capital Stock

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

At August 31, 2014, the Company had no issued or outstanding stock options or warrants.

Valmie Resources, Inc.

Notes to Financial Statements

August 31, 2014

(Stated in US Dollars)

(Unaudited)

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014; and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of August 31, 2014) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

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

As at August 31, 2014, the Company has incurred the following on the Property:

	August 31, 2014	November 30, 2013

Acquisition cost	$15,000	$15,000

Exploration costs, beginning of period	$12,654	$6,248
Exploration costs incurred	$0	$6,406
Exploration costs, end of period	$12,654	$12,654

In June, 2014 the Property was sold by the entity that owns the Property to another entity, due to the Company’s failure to make payments when due. The Company has no further rights to the Property.

Valmie Resources, Inc.

Notes to Financial Statements

August 31, 2014

(Stated in US Dollars)

(Unaudited)

6. Due to Related Parties

Amount due to related parties at August 31, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment. $19,146 is due to the former President. $17,413 is due to the majority shareholder.

7. Provision for Income Taxes

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through August 31, 2014 of $202,190 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $68,012 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

Valmie Resources, Inc.

Notes to Financial Statements

August 31, 2014

(Stated in US Dollars)

(Unaudited)

7. Provision for Income Taxes (continued)

	2014
	Amount	Tax Effect (35%)

Net operating losses	$42,303	$14,806

Valuation allowance	(42,303)	(14,806)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)

Net operating losses	$42,969	$15,039

Valuation allowance	(42,969)	(15,039)

Net deferred tax asset (liability)	$-	$-

8. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2014, the Company had a working capital deficiency of $61,447 (November 30, 2013 – $19,144) and an accumulated deficit of $202,190 (November 30, 2013 – $159,887). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

9. Subsequent Events

The Company has evaluated subsequent events from August 31, 2014, through the date of this report, and determined there are no additional items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms "we", "us" and "our" mean Valmie Resources, Inc. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

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

Three Months ended August 31, 2014 and 2013

Expenses

During the three months ended August 31, 2014, we incurred $7,870 in operating expenses, including $7,321 in professional fees, $149 in general and administrative expenses and $400 in transfer agent fees. During the same period in 2013, we incurred $10,664 in operating expenses, including $7,990 in professional fees, $2,074 in general and administrative expenses and $600 in transfer agent fees. The $2,794 decrease in our operating expenses between the two periods was therefore attributable to decreases in each expense category.

4

Net Loss

During the three months ended August 31, 2014, we incurred a net loss of $7,870, whereas we incurred a net loss of $10,664 during the same period in 2013. Our basic and diluted net loss per share during each of those periods was $0.00.

Nine Months ended August 31, 2014 and 2013

Expenses

During the nine months ended August 31, 2014, we incurred $42,303 in operating expenses, including $39,595 in professional fees, $1,433 in general and administrative expenses and $1,275 in transfer agent fees. During the same period in 2013, we incurred $42,969 in operating expenses, including $20,814 in professional fees, $8,482 in general and administrative expenses and $13,673 in transfer agent fees. Our operating expenses between the two periods were therefore roughly equivalent, with the increase in our professional fees primarily due to costs associated with our recent changes of control and the significant reduction in our transfer agent fees attributable to a one-time fee we incurred during fiscal 2013.

Net Loss

During the nine months ended August 31, 2014, we incurred a net loss of $42,303, whereas we incurred a net loss of $42,969 during the same period in 2013. Our basic and diluted net loss per share during each of those periods was also $0.00.

Liquidity and Capital Resources

As of August 31, 2014, we had $14,458 in cash and cash equivalents and total assets, $75,905 in total liabilities, a working capital deficit of $61,447 and an accumulated deficit of $202,190.

During the nine months ended August 31, 2014, we used $14,615 in net cash on operating activities, our accounts payable increased by $22,688 and our prepaid expenses decreased by $5,000. During the same period in 2013 we used $41,713 in net cash on operating activities and our accounts payable increased by $1,256 before being paid in full by a related party. The majority of our spending on operating activities for the nine months ended August 31, 2014 was attributable to our net loss as described above and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the nine months ended August 31, 2014 or 2013.

During the nine months ended August 31, 2014, we received $29,073 from financing activities, all of which was in the form of proceeds from related parties. During the same period in 2013, we received $37,700 from financing activities, all of which was also in the form of proceeds from a related party.

During the nine months ended August 31, 2014, our cash position increased by $14,458 due to a combination of our operating and financing activities.

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

5

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at August 31, 2014, we had a working capital deficit of $61,447 and an accumulated deficit of $202,190. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue our operations, explore and develop any properties in which we may acquire an interest and the discovery, development and sale of ore reserves. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

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

VALMIE RESOURCES, INC.
(Registrant)

Date: October 15, 2014	/s/ Timothy Franklin
Timothy Franklin
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8