Form 10-K
period 2014-11-30
Valmie Resources, Inc.
filed 2015-03-17
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(720) 946-6390

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $17,682,400

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 59,040,000 as of March 16, 2015

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

FORWARD-LOOKING STATEMENTS

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

Overview

We are a development stage company that was incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have no subsidiaries. From our inception until the quarter ended August 31, 2014, we were a mineral exploration company exploring for precious metals, or gold and silver targets. Our property, known as the Carico Lake Valley Property (the “Property”), was located in Lander County, Nevada.

In July 2014, we were notified by the landowner that our option to acquire an interest in the Property had been terminated and that the Property had been sold to a third party. Our efforts from that date until the end of our fiscal year were primarily directed to identifying new development properties.

In early December 2014, our majority shareholder determined it was in the best interests of our shareholders to change our business focus from mining to pursuing opportunities for the commercialization of leading edge products and services in the rapidly expanding technology industry. We therefore have been seeking to develop or acquire concepts with valid business models positioned to make a significant impact within the four key technology “megasectors”: software, hardware, networking and semiconductors.

Business Strategy

The first major step in our shift to the technology sector was the appointment of Gerald B. Hammack as our sole officer and director on December 8, 2014. Mr. Hammack has more than 30 years of experience in a variety of technology-related fields, including programming, digital telephony and database management, as well as substantial expertise in the setup and management of complex data processing systems.

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAV’s (more commonly referred to as drones). Towards the end of 2014 we rebranded Mr. Hammack’s development efforts to date as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own. As of the date of this annual report we have not yet entered into a formal agreement with Mr. Hammack regarding the assignment of this property to us; however, we expect to enter into such an agreement in the near future to formalize this arrangement.

While in the process of launching the AIMD platform we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAV’s in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located an up and coming UAV manufacturer, Vertitek, Inc., a Wyoming corporation (“Vertitek”). Vertitek’s hardware and software technology enables a sophisticated level of autonomy for UAV’s and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek’s under development commercial V-1 DroneSM is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot, which could be connected to, and controlled from, the AIMD platform.

After significant discussion with Vertitek and its principal shareholder, on January 20, 2015 we entered into a letter of intent with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd, a Cypriot corporation, on substantially the same terms as the LOI, whereby Vertitek will become our wholly owned subsidiary upon the closing of the transaction. While the closing date was anticipated to be February 15, 2015, the transaction has not yet closed due to certain unforeseen issues associated with auditing Vertitek’s financial statements. We have agreed to extend the closing date until March 31, 2015 in order to resolve these issues and have thus far advanced a total of $25,500 to Vertitek under a line of credit in the amount of $150,000 to continue the development of the V-1 DroneSM in the meantime.

Since the execution of the LOI, we have combined our development efforts with those of Vertitek to deliver our customers with the most advanced product and service offerings in the commercial UAV industry.

We have never declared bankruptcy, receivership or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Currently, we have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Since our inception, our efforts have focused primarily on the development and implementation of our business plan. Our website address is www.valmie.com.

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

Also on December 3, 2013, our former sole director approved a stock dividend of 59 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On December 13, 2013, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on December 17, 2013, our shareholders of record on December 16, 2013 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 4,940,000 shares to 296,400,000 shares.

On December 10, 2014, the holders of a majority of our issued and outstanding common stock approved a set of amended and restated articles of incorporation that, among other things, increased our authorized capital to 760,000,000 shares, consisting of 750,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 (the “Blank Check Preferred Stock”). We formally effected the authorized capital increase and the creation of the Blank Check Preferred Stock by filing the amended and restated articles of incorporation accompanied by the required certificate with the Nevada Secretary of State on December 11, 2014.

On December 11, 2014, our sole director approved the designation of 2,000,000 shares of the Blank Check Preferred Stock as Series “A” preferred stock (the “Designation”). We formally effected the Designation by filing a Certificate of Designation with the Nevada Secretary of State on January 15, 2015.

The shares of Series “A” preferred stock carry certain rights and preferences. The Designation provides that the Series “A” Preferred Stock may be converted into shares of our common stock on a 10 for one (1) basis at any time after 18 months from the date of issuance, and that each share of Series “A” preferred stock has voting rights and carries a voting weight equal to 50 shares of common stock.

On January 16, 2015, Fen Holdings & Investments Limited (“Fen”), a company incorporated in the British Virgin Islands and the owner of an aggregate of 237,360,000 shares, or approximately 80.1% of our issued and outstanding common stock, agreed to cancel those shares in exchange for the issuance of the 2,000,000 shares of Series “A” preferred stock described above. As a result, the number of issued and outstanding shares of our common stock decreased from 296,400,000 to 59,040,000.

Our Solutions

Our UAV solutions consist of aerial data collection hardware, software and data storage solutions for commercial applications. We believe that our systems collect and analyze the highest quality aerial data in the most efficient manner possible.

AIMD Platform: Autonomous Intelligence for Mobilized Devices

We are creating a system that we anticipate will be the most powerful and feature-rich ever for connecting mobilized machines, drones and robots to enable communication, automation and visibility. We expect to be able to offer choices from dozens of industry applications that are experiencing a growing need for visibility to help maximize operational efficiencies, and have taken into consideration the need for a seamless point of integration, empowering the best-of-both-worlds – including hardware components and process information – to work better together. We developed the AIMD platform as the intersection point for real-time operational intelligence and effective work-flow that is accessible anywhere, anytime.

Our open APIs and support for industry standards are designed to make it easy to add capabilities, integrate existing systems and innovate with our partners in exciting new ways to harness all the power of their machines, devices and controllers. Designing enterprise-grade scalability and security into the AIMD platform was at the forefront of our functional requirements. And simplicity, reducing the “speed to the field”, and filtering the crucial data are all at the top of our list. Our cloud-based interface provides access to our customers’ own rule-based actions and recognizes and reacts to empower all assets to perform better, even in extreme environments.

AIMDx – Learning Service Module

AIMDx is part of the predictive intelligence required for next level businesses. Designed as an out-of-the-box external learning application, AIMDx lets clients connect, communicate and collaborate within a secure, cloud-based network regardless of device type. AIMD transforms the data feedback loop into usable information that allows for real-time streamlining of analysis and corrective action. From image analysis to route discrepancies, the AIMDx module drives production and automating information flow for a new level of efficiency, allowing for cross-referencing of first and third-party data sources. Unlike automation software, AIMDx looks for deep contact points of engagement, authentic end-use intelligence and lasting data assessment for use in the field. It’s quick and cost-effective via the cloud, and is focused on helping our customers achieve results.

Our Hardware Systems

In collaboration with our partners at Vertitek, we are developing the extremely versatile V-1 DroneSM. The multi-rotor platform features a large carbon fiber composite frame with high efficiency brushless motors. To further increase efficiency, the motors include large diameter carbon fiber blades. This provides powerful lift while increasing flight times. State-of-the-art lithium polymer batteries provide power to the rotor with amazing power-to-weight ratios. These batteries not only save weight, but also provide longer flight times than previous generations of batteries. Along with powerful batteries, the V-1 DroneSM will feature a fully autonomous autopilot. The autopilot system is based on the powerful 32-bit Pixhawk controller with many sensors and features. This controller provides more functionality with custom sensor packages. These packages range from Sonar, to GPS mapping, to a live first person view (FPV) of the surroundings. Each multi-rotor system can be customized to fit specific needs by upgrading, optimizing, and personalizing individual components.

Images of the V-1 DroneSM

The following are the hardware specifications for the V-1 DroneSM:

●	fully autonomous 32 bit Pixhawk flight controller

●	lightweight customized carbon fiber frame

●	high capacity lithium polymer batteries

●	high voltage 20 amp brushless speed controllers

●	large 17” carbon fiber propellers

●	available customized sensor packages

Suppliers

Both our hardware and software solutions rely on certain outside suppliers for either operational components or software packages upon which our systems are constructed. At this time there are multiple suppliers for almost all of the components that are required in our business and we do not foresee a situation under which we would be unable to receive the items required from these suppliers. Our V-1 DroneSM prototype is constructed mostly from readily available components. When we begin to manufacture the V-1 DroneSM for commercial sale we will require certain proprietary components to be manufactured to our specifications. This will limit our supply network and could leave us vulnerable in the event of an issue with such supplier. Where appropriate we will try to diversify our supply network as much as possible to mitigate future supply risks.

Business Plan Implementation Schedule

We will be unable to implement the remainder of our business plan until we are able to secure total financing of approximately $1,500,000. However, there can be no assurance that sufficient financing will be available or available on suitable terms. We have not established a schedule for the completion of specific tasks or milestones contained in our business plan. Virtually all aspects of our business plan are scalable in terms of size, quality and effectiveness, and the timing of their execution must be concurrent or near concurrent and progressive over an eighteen-month period. We anticipate that we will require a total of $1,500,000 in order to deliver upon our business goals within a 24-month period.

Sales and Marketing Strategy

We plan to begin producing revenues from sales related to drone services, either through one-time contracts or through longer-term monitoring and data processing agreements. We plan to begin discussions within the agriculture industry to determine the areas in which our services could have an immediate impact, thus generating the most interest from early adopters. While we plan to attend industry conferences and association meetings in order to introduce our services, we believe that personal relationships and introductions will be our best avenue to capture revenues in the near-term.

We anticipate that within 24-months we will be actively marketing our V-1 DroneSM for sale to commercial customers. In order to effectively sell the V-1 DroneSM we will need to engage a professional sales and marketing team with experience in business-to-business sales. We expect that as the UAV market matures over the coming years there will be opportunities for collaborations with other interested parties could provide additional markets for our product and services.

Characteristics and Make Up of Target Market

The UAV market is constantly changing, due in large part to the current regulatory challenges faced by the industry. It is impossible to predict exactly how new regulations will impact the market at this time.

Although our initial focus will be the agriculture and farming markets, our solutions, especially the V-1 DroneSM, will be applicable to a variety of markets. We will be constantly reviewing our target markets to ensure the success of our business model.

As the UAV industry matures in the coming years, the demand for our solutions will only increase. Our early entry into the commercial UAV marketplace will provide an opportunity to become one of the major solution providers in our target markets.

Competition

The commercial UAV market is characterized by many participants that offer very similar products. Therefore, our strategy is to begin offering advanced solutions that combine our software and hardware offerings in such a way to bring clear value to our customers.

Although this industry operates in a highly specialized niche, competition for business will be intense. We will face significant competition in the provision of both software solutions and hardware systems, as follows:

Hardware Vendors

●	Parrot Industries

●	PrecisionHawk

●	DJI Innovations

●	Helico Aerospace Industries

Software Solutions Providers

●	PrecisionHawk

●	AirWare

●	DroneCode

●	NV Drones

Intellectual Property

Our policy is to capitalize intellectual property related to the filing and acquisition of internally developed patents where appropriate.

Patent related expenses that are eligible for capitalization include:

●	legal fees related to the preparation and filing of a patent application;

●	legal fees related to the defense of a patent or patent application; and

●	filing fees related to the filing of a patent application.

Intellectual property for internally developed patents will be capitalized only in the above circumstances and will be amortized over the life of the patent, beginning on the grant date.

To date we have not filed any patents related to our UAV technologies. We anticipate that we will begin to file for patents after we complete the acquisition of Vertitek.

Research and Development

Our current research and development activities are solely focused on the continued development of the AIMD platform as well as our collaboration with Vertitek on the V-1 DroneSM. We anticipate these efforts will lead to additional products being developed from the foundation of these two systems. If and when we are able to do this, engineering design development will be employed to aid in the development of these systems. At this time, however, we have no plans to pursue pure research and development activities at any point in the future.

Government Regulations

As a provider of technologies and services in the UAV industry we are likely to be subject to extensive regulation at both the federal and municipal levels. This will be especially true if we begin to offer operational services to our customers.

The regulatory environment for commercial UAV use has not yet been codified in the United States. In addition to a few recent Federal Aviation Administration (“FAA”) exemptions, the key case, Huerta v. Pirker, has not brought definitive clarity, just more clearly defined positions on both sides of the dispute over the regulated or unregulated use of UAV’s for commercial purposes.

UAV regulations for the United States airspace are still a patchwork of confusing, often contradictory rulings, generally based on regulations, which, in some cases, were codified decades ago. Based on the existing exemptions, those entities and organizations that are anticipating to use UAV’s commercially will be required to receive pilot certifications, including medical certifications, which the FAA has attached to the few exemptions. Operators and pilots are likely to be distinguished.

On the non-FAA side, there will be expanding barriers to entry into the UAV industry, especially if FAA regulations should surprise us with low thresholds for an entry into the commercial field. From homeland security to privacy, there are real and imaginary dangers associated with the expanding use of UAV’s in the United States. As U.S. domestic regulation continues to fall behind those of more forward thinking countries, it may become necessary for UAV companies to focus their efforts and resources outside the United States until such time as UAV regulations become more conducive to the game-changing solutions that can only be delivered by tomorrow’s advanced UAV systems and technologies.

Employees

As of March 16, 2015, we did not have any full-time or part-time employees. We currently rely on the efforts of Gerald B. Hammack, our sole executive officer and director, to manage our operations. Mr. Hammack dedicates approximately 40 hours per week to the management of our operations along with the oversight of our autonomous vehicle software and hardware development projects. In addition, Sean Foster, the President of Vertitek, dedicates approximately 20 hours per week to the continued development of Vertitek’s autonomous vehicle prototypes. Upon the closing of our acquisition of Vertitek, we expect Mr. Foster to provide us with his services on a full-time basis. From time to time, we also engage outside vendors to provide specialized technical and support services, both in the implementation of our corporate structure as well as the advancement of our products and services.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 999 18th Street, Suite 3000, Denver, CO 80202. This space is provided to us at no charge by our controlling shareholder, Fen. We believe that this property is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

General

As of March 16, 2015, we had 59,040,000 shares of common stock issued and outstanding.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on December 6, 2012. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
November 30, 2014	0.31	0.31
August 31, 2014	0.31	0.31
May 31, 2014	0.65	0.30
February 28, 2014	0.65	0.65
November 30, 2013	0.0085	0.0085
August 31, 2013	-	-
May 31, 2013	-	-
February 28, 2013	-	-

Holders

As of March 16, 2015, there were only two holders of record of our common stock, one of which was Cede & Co.

Dividends

On December 3, 2013, our former sole director approved a stock dividend of 59 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On December 13, 2013, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on December 17, 2013, our shareholders of record on December 16, 2013 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 4,940,000 shares to 296,400,000 shares.

Other than as described above, we have never paid dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 16, 2015, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this annual report to adopt such a plan.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the year ended November 30, 2014.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended November 30, 2014.

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

Expenses

During the year ended November 30, 2014, we incurred $164,155 in operating expenses, including $136,415 in professional fees, $20,000 in management fees, $5,815 in general and administrative expenses and $1,925 in transfer agent fees. During the year ended November 30, 2013, we incurred $62,227 in operating expenses, including $32,866 in professional fees, $8,482 in general and administrative expenses, $14,473 in transfer agent fees and $6,406 in mining expenses. The $101,928 increase in our operating expenses between the two years was therefore primarily attributable to the increases in our professional and management fees during the most recent year, as offset by decreases in our mining and general and administrative expenses. In particular, the significant increase in our professional fees during the most year ended November 30, 2014 related to amounts paid or accrued to a consultant for assisting with the Vertitek acquisition transaction.

Net Loss

During the years ended November 30, 2014 and 2013, we incurred net losses of $164,155 and $62,227, respectively, both of which were equivalent to our operating expenses during those years. Our basic and diluted net loss per share during each of those years was $Nil.

Liquidity and Capital Resources

As of November 30, 2014, we had $12,565 in cash and cash equivalents and total assets, $195,864 in total liabilities, a working capital deficit of $115,494 and an accumulated deficit of $324,042.

During the year ended November 30, 2014, we used $89,758 in net cash on operating activities, our accounts payable and accrued liabilities increased by $66,592, our prepaid expenses decreased by $5,000 and we accrued $2,805 in interest on certain promissory notes in the aggregate principal amount of $65,000. During the year ended November 30, 2013 we used $70,326 in net cash on operating activities, our accounts payable and accrued liabilities decreased by $3,099 and our prepaid expenses increased by $5,000. The majority of our spending on operating activities for the years ended November 30, 2014 and 2013 was therefore attributable to our net loss as described above, as adjusted for changes in our accounts payable and accrued liabilities, and was associated with our carrying out our reporting obligations under applicable securities laws.

We did not incur any expenditures on investing activities during the years ended November 30, 2014 or 2013.

During the year ended November 30, 2014, we received $102,323 in cash from financing activities, including $65,000 in the form of proceeds from promissory notes and $37,323 in the form of proceeds from related parties. During the year ended November 30, 2013, we received $66,200 from financing activities, substantially all of which was in the form of proceeds from a related party.

During the year ended November 30, 2014, our cash increased by $12,565 due to a combination of our operating and financing activities.

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

Plan of Operations

We will need to raise additional capital to fully develop our business plan. We have a 24-month plan during which we intend to implement our business development and marketing plan. We believe we must raise approximately $1,500,000 to pay for expenses associated with the continued development of our AIMD platform as well as the development and commercialization of the Vertitek V-1 DroneSM. Of this, we plan to use $500,000 to finance anticipated activities during Phase I of our development plan as described below, and $1,000,000 to finance anticipated activities during Phase II.

Phase I

Description	Estimated Amount ($)
Complete the development of the AIMD platform	200,000
Finalize the design of the Vertitek V-1 DroneSM	150,000
Hire sales staff to work with potential clients	50,000
Additional working capital to cover general and administrative expenses	100,000
Total	500,000

Phase II

Description	Estimated Amount ($)
Complete small-scale manufacturing of the Vertitek V-1 DroneSM	500,000
Sales literature, displays and advertising expenses	200,000
Management and consulting fees, employee salaries	200,000
Additional working capital to cover general and administrative expenses	100,000
Total	1,000,000

Many of the developments enumerated in Phase II are dependent on the completion of our Phase I objectives, and both phases are dependent on us obtaining additional financing. There can be no assurance that we will be able to secure such financing, and if we are able to raise some but not all of the funds required to undertake the developments in Phase I and Phase II our management will likely need to re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds to maintain our reporting status with the SEC and developing our product designs to attract investors.

If we are unable to raise additional funds, we will not be able to complete any of the milestones in either Phase I or Phase II. Due to the fact that many of the milestones are dependent on each other, if we are unsuccessful in obtaining additional financing we may not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as loans from our existing shareholders in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favourable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at November 30, 2014, we had a working capital deficit of $115,494 and an accumulated deficit of $324,042. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to continue in existence is dependent upon, among other things, obtaining additional financing to continue our operations and the operations of Vertitek, assuming that we are able to complete the acquisition. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Mineral Acquisition and Exploration Costs

We have been in the exploration stage since our formation on August 26, 2011 and have not yet realized any revenue from our planned operations. We were primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves .

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

INDEX TO FINANCIAL STATEMENTS

November 30, 2014

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Kristofer Heaton, CPA

To the Board of Directors and Management

Valmie Resources, Inc.

999 18th Street, Suite 3000

Denver, Colorado 80202

We have audited the accompanying balance sheets of Valmie Resources, Inc. as of November 30, 2014 and 2013, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2014 and 2013, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701	/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
March 13, 2015

abcpas.net

Valmie Resources, Inc.

Balance Sheets

(Stated in US Dollars)

	November 30, 2014	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents (Note 3)	$12,565	$-
Prepaid expenses	-	5,000

Total Current Assets	12,565	5,000

Total Assets	$12,565	$5,000

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	$83,250	$16,658
Due to related parties (Note 6)	44,809	7,486

Total Current Liabilities	128,059	24,144

Promissory Notes (Note 7)	67,805	-

Total Liabilities	195,864	24,144

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 4)
Authorized:
750,000,000 common shares, $0.001 par value
Issued and outstanding:
296,400,000 common shares (296,400,000 – November 30, 2013)	296,400	296,400
Additional paid-in capital	(155,657)	(155,657)
Accumulated deficit	(324,042)	(159,887)

Total Stockholders’ Deficiency	(183,299)	(19,144)

Total Liabilities and Stockholders’ Deficiency	$12,565	$5,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Operations

(Stated in US Dollars)

	Year Ended November 30, 2014	Year Ended November 30, 2013

Revenue:	$-	$-

Operating Expenses:
General and administrative	5,815	8,482
Management fees (Note 6)	20,000	-
Mining expenses (Note 5)	-	6,406
Professional fees	136,415	32,866
Transfer agent fees	1,925	14,473

Net Loss for the Year	(164,155)	(62,227)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	296,400,000	296,400,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Changes in Stockholders’ Deficiency

(Stated in US Dollars)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance – November 30, 2012	296,400,000	$296,400	$(247,000)	$(97,660)	$(48,260)
Debt cancellation	-	-	91,343	-	91,343
Loss for the year	-	-	-	(62,227)	(62,227)

Balance November 30, 2013	296,400,000	296,400	(155,657)	(159,887)	(19,144)

Loss for the year	-	-	-	(164,155)	(164,155)

Balance – November 30, 2014	296,400,000	$296,400	$(155,657)	$(324,042)	$(183,299)

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Cash Flows

(Stated in US Dollars)

	Year Ended November 30, 2014	Year Ended November 30, 2013

Cash Flows from Operating Activities
Net loss for the year	$(164,155)	$(62,227)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	66,592	(3,099)
Prepaid expenses	5,000	(5,000)
Interest accrual	2,805
Net cash used in operations	(89,758)	(70,326)

Cash Flows from Financing Activities
Proceeds from related party payable	37,323	66,313
Payments to related party payable	-	(113)
Proceeds from promissory notes	65,000	-
Issuance of common shares for cash	-	-
Net cash provided by financing activities	102,323	66,200

Change in cash and cash equivalents	12,565	(4,126)

Cash and cash equivalents - beginning of year	-	4,126

Cash and cash equivalents - end of year	$12,565	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Accounts payable paid by related party	$-	$-
Loans contributed to capital	$-	$91,343

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

1. Organization

Valmie Resources Inc. (the “Company”) was incorporated on August 26, 2011, in the State of Nevada, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAPP”), and the Company’s fiscal year end is November 30.

The Company is an exploration stage company that engaged principally in the acquisition, exploration, and development of resource properties.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission (the “SEC”) include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12,565 in cash and cash equivalents at November 30, 2014 (November 30, 2013 - $nil).

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on August 26, 2011 and has not yet realized any revenue from its planned operations. It was primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share”, (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gains or losses were recorded as at November 30, 2014.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at November 30, 2014, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss as at November 30, 2014.

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

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements

In June 2009, the FASB established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with US GAAP. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of US GAAP for SEC registrants. Existing US GAAP was not intended to be changed as a result of the ASC, and accordingly the change did not impact the Company’s financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standards Updates (“ASUs”) through ASU No. 2015-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3. Cash and Cash Equivalents

	November 30, 2014	November 30, 2013

Cash on deposit	$3,027	$-
Funds held in trust	9,538	-
	$12,565	$-

4. Capital Stock

Authorized Stock

At inception, the Company authorized 100,000,000 shares of common stock with a par value of $0.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

4. Capital Stock (continued)

On December 3, 2013, the Company’s sole director approved a stock dividend of 59 authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of December 16, 2013. The payment date for the stock dividend was December 17, 2013, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 296,400,000 issued and outstanding shares of common stock, which represents an increase of 291,460,000 shares over its prior total of 4,940,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the financial statements.

Share Issuances

As at November 30, 2014, the Company has issued shares of its common stock as follows:

Date	Description	Shares	Price Per Share	Amount
09/29/11	Shares issued for cash	210,000,000	$0.00017	$35,000
11/15/11	Shares issued for cash	86,400,000	0.00017	14,400
	Cumulative Totals	296,400,000		$49,400

Of these shares, 210,000,000 were issued to a director and officer of the Company. 86,400,000 shares were issued to independent investors.

At November 30, 2014, the Company had no issued or outstanding stock options or warrants.

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of November 30, 2014) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The entity that owns the Property has made the 2014 payments due to the Bureau of Land Management, Nevada (“BLM”) and Lander County. The payments ($6,406) are reflected in accounts payable and accrued liabilities.

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

5. Mineral Property Costs (continued)

The Company is responsible for any and all property payments due to any government authority on the property during the term of the option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

The entity that owns the Property terminated the option agreement with the Company on July 28, 2014 and the above mentioned reimbursement of $6,406 remains outstanding. The Company has no further rights to the Property.

As at November 30, 2014, the Company has incurred the following on the Property:

	November 30, 2014	November 30, 2013

Acquisition cost	$15,000	$15,000
Exploration costs, beginning of period	$12,654	$6,248
Exploration costs incurred	$0	$6,406
Exploration costs, end of period	$12,654	$12,654

6. Related Party Transactions

During the year ended November 30, 2014 the Company paid management fees of $20,000 (November 30, 2013 - $nil) to a former director.

As of November 30, 2014, the Company was obligated to a former director for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $19,146 (November 30, 2013 - $7,486). The Company also owed $25,663 to its majority shareholder at November 30, 2014.

7. Promissory Notes

On August 18, 2014, the Company entered into a promissory note agreement with an investor for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on August 18, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or thereafter acquired, and all proceeds thereof. As of November 30, 2014, the aggregate amount of $50,000 was received and interest accrued of $2,158.

On October 22, 2014, the Company entered into a promissory note agreement with an investor for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of November 30, 2014, the aggregate amount of $15,000 was received and interest accrued of $647.

On November 23, 2014, the Company entered into a promissory note agreement with an investor for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on November 23, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or thereafter acquired, and all proceeds thereof. As of November 30, 2014, $Nil was received in relation to the note and $Nil interest accrued.

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

8. Provision for Income Taxes

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through November 30, 2014 of $324,042 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $109,606 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2014, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

	2014
	Amount	Tax Effect (35%)

Net operating losses	$164,155	$57,454

Valuation allowance	(164,155)	(57,454)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)

Net operating losses	$62,227	$21,779

Valuation allowance	(62,227)	(21,779)

Net deferred tax asset (liability)	$-	$-

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

9. Going Concern and Liquidity Considerations

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2014, the Company had a working capital deficiency of $115,494 (November 30, 2013 - $19,144) and an accumulated deficit of $324,042 (November 30, 2013 - $159,887). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to continue in existence is dependent upon, among other things, obtaining additional financing to continue operations and the operations of Vertitek. See Note 11.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. Commitments

Pursuant to a consulting agreement dated September 1, 2014, the Company is obligated to pay one consultant $25,000 per month for a term of one year and reimburse the consultant’s reasonable expenses incurred in the course of providing services under the agreement. As of November 30, 2014, the Company had paid or accrued $82,500 in fees and expenses under the agreement.

11. Subsequent Events

On December 8, 2014, the sole officer and director of the Company resigned from all positions held with the Company and the Company appointed a new sole officer and director to fill the resulting vacancies as well as the position of Chairman. Since that date, the Company has paid management fees of $3,000 per month to the new officer and director.

On December 8, 2014, the Company received loan proceeds of $75,000 from a promissory note signed on November 23, 2014 (see Note 7).

On December 10, 2014, the holders of a majority of the issued and outstanding common stock of the Company approved a set of amended and restated articles of incorporation that, among other things, increased the Company’s authorized capital to 760,000,000 shares, consisting of 750,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On December 11, 2014, the sole director of the Company approved the designation of 2,000,000 shares of the Company’s authorized but unissued “blank check” preferred stock, par value $0.001, as Series “A” preferred stock. The Company formally effected the designation by filing a Certificate of Designation with the Nevada Secretary of State on January 15, 2015.

Valmie Resources, Inc.

Notes to Financial Statements

November 30, 2014

(Stated in US Dollars)

11. Subsequent Events (continued)

On December 29, 2014, the Company entered into a promissory note agreement with an investor for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on December 29, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or thereafter acquired, and all proceeds thereof.

On January 16, 2015, the majority shareholder of the Company agreed to cancel 237,360,000 shares of the Company’s issued and outstanding common stock in exchange for the issuance of 2,000,000 shares of Series “A” preferred stock. As a result, the number of issued and outstanding shares of the Company’s common stock decreased from 296,400,000 to 59,040,000.

On January 20, 2015, the Company entered into a letter of intent (the “LOI”) to acquire 100% of the capital stock of Vertitek Inc. (“Vertitek”), a Wyoming corporation engaged in the development of hardware systems and platforms for use in the semi-autonomous unmanned vehicles industry. Pursuant to the LOI, the Company has 60 days to complete its due diligence on Vertitek and negotiate the terms of a definitive acquisition agreement. During the 60-day due diligence period, the Company is obliged to provide Vertitek with a $150,000 line of credit and has the exclusive right to market Vertitek’s technologies and industry solutions. As of the date on which these financial statements were issued, the Company has advanced a total of $25,500 to Vertitek.

On January 26, 2015, the Company entered into a promissory note agreement with an investor for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on January 26, 2017. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or thereafter acquired, and all proceeds thereof.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  As of November 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of November 30, 2014, based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our bylaws allow the number of directors to be fixed by our Board of Directors. Our Board of Directors has fixed the number of directors at one.

As of March 16, 2015, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position
Gerald B. Hammack	52	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Hammack will serve as our director until our next shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Gerald B. Hammack – Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014. He has more than 30 years of experience in a variety of technology-related fields, including programming, digital telephony, database management as well as substantial expertise in the setup and management of complex data processing systems. From 2008 to the present, he has acted as the Managing Director of Wizard Technical Services, a boutique firm located in Cushing, Texas, focused on the development of customized technology solutions for a diverse client base, including the development and management of a cloud-based Internet telephony solution for a niche telephony service provider as well as offsite management and oversight of legacy hardware and software systems.

Prior to 2008, Mr. Hammack served as the Director of Technical Services for the Orleans Parish Criminal Sheriff’s Office (OPCSO) in New Orleans, Louisiana. While holding the rank of Captain, Mr. Hammack’s experience and dedication were instrumental in restarting OPCSO’s operations after the devastation of Hurricane Katrina.

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

Audit Committee

On September 30, 2013, we established an audit committee and appointed our former sole executive officer and director as the sole member of the committee. He has since been replaced by our current sole executive officer and director, Gerald B. Hammack. Mr. Hammack is not an independent member of the committee pursuant to NASDAQ Listing Rule 5605(a)(2) since he is our sole executive officer. The Board of Directors adopted a charter for the audit committee on September 30, 2013, a copy of which was included as Exhibit 99.1 to our annual report for the fiscal year ended November 30, 2013, filed with the SEC on March 14, 2014.

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

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to our current and former sole officers and directors for all services rendered in all capacities to us. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended November 30,	Salary ($)	Total ($)
Gerald B. Hammack, Chief Executive Officer (1)	2014	N/A	N/A
	2013	N/A	N/A

Timothy Franklin, former Chief Executive Officer (2)	2014	20,000	20,000
	2013	N/A	N/A

Khurram Shroff, former Chief Executive Officer (3)	2014	-	-
	2013	-	-

Mauro Baessato, former Chief Executive Officer (4)	2014	N/A	N/A
	2013	-	-

(1)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(2)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014.

(3)	Khurram Shroff was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from September 30, 2013 until April 16, 2014.

(4)	Mauro Baessato was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director from our inception until September 30, 2013.

Outstanding Equity Awards at Fiscal Year-End

As of November 30, 2014, we did not have any outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of March 16, 2015 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Gerald B. Hammack (2)	-	-

Common Stock	Timothy Franklin (3)	-	-

Common Stock	Khurram Shroff (4)	-	-

All Officers and Directors as a Group		-	-

Preferred Stock	Fen Holdings & Investments Limited (5) c/o EuroHelvetia TrustCo S.A. 10 route de l’Aeroport Geneva, Switzerland CH-1215	2,000,000	100

(1)	Based on 59,040,000 shares of our common stock and 2,000,000 shares of our Series “A” preferred stock issued and outstanding as of March 16, 2015.

(2)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(3)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014.

(4)	Khurram Shroff was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from September 30, 2013 until April 16, 2014.

(5)	Juergen Krause exercises sole voting and investment power over the securities held by Fen Holdings & Investments Limited.

Changes in Control

As of November 30, 2014, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Anderson Bradshaw PLLC, in connection with the audit of our financial statements for the years ended November 30, 2014 and 2013 as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during those years.

	Year Ended November 30, 2014 ($)	Year Ended November 30, 2013 ($)
Audit fees	14,000	14,350
Audit-related fees	-	-
Tax fees	750	600
All other fees	-	-
Total	14,750	14,950

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

Policy on Pre-Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2014.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2015	VALMIE RESOURCES, INC.

	By:	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerald B. Hammack	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 16, 2015
Gerald B. Hammack

