Form 10-Q
period 2015-02-28
Valmie Resources, Inc.
filed 2015-04-21
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 S Dairy Ashford Road, Suite 100
Houston, TX	77077
(Address of principal executive offices)	(Zip Code)

(713) 595-6675

(Registrant’s telephone number, including area code)

999 18th Street, Suite 3000

Denver, CO 80202

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2015 the registrant had 63,879,270 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

February 28, 2015

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

Balance Sheets

(Stated in US Dollars)

(Unaudited)

	February 28, 2015	November 30, 2014
ASSETS

Current Assets
Cash and cash equivalents (Note 3)	$5,277	$12,565
Prepaid expenses	350	-
Advances to Vertitek Inc. (Note 10)	25,500	-
Total Current Assets	31,127	12,565
Total Assets	$31,127	$12,565

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$30,321	$83,250
Due to related parties (Note 6)	44,809	44,809
Total Current Liabilities	75,130	128,059
Promissory Notes (Note 7)	274,616	67,805
Total Liabilities	349,746	195,864

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 4)
Authorized:
10,000,000 preferred shares, $0.001 par value (Nil – November 30, 2014)
750,000,000 common shares, $0.001 par value (750,000,000 – November 30, 2014)
Issued and outstanding:
2,000,000 preferred shares (Nil – November 30, 2014)	2,000	-
59,040,000 common shares (296,400,000 – November 30, 2014)	59,040	296,400
Additional paid-in capital	79,703	(155,657)
Retained deficit	(459,362)	(324,042)
Total Stockholders’ Deficiency	(318,619)	(183,299)

Total Liabilities and Stockholders’ Deficiency	$31,127	$12,565

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014

Revenue	$-	$-

Operating Expenses
General and administrative	7,003	-
Management fees	11,000	-
Professional fees	110,060	17,595
Transfer agent fees	446	200

Loss from Operations	(128,509)	(17,795)

Other Expenses
Interest	(6,811)	-

Net Loss	(135,320)	(17,795)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	182,992,667	296,400,000

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Changes in Stockholders’ Deficiency

(Stated in US Dollars)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Deficit	Stockholders’ Deficiency
Balance November 30, 2013	-	$-	296,400,000	$296,400	$(155,657)	$(159,887)	$(19,144)
Loss for the period	-	-	-	-	-	(17,795)	(17,795)
Balance – February 28, 2014	-	-	296,400,000	296,400	(155,657)	(177,682)	(36,939)
Loss for the period	-	-	-	-	-	(146,360)	(146,360)
Balance – November 30, 2014	-	-	296,400,000	296,400	(155,657)	(324,042)	(183,299)
Exchange of Common Stock for Preferred Stock	2,000,000	2,000	(237,360,000)	(237,360)	235,360	-	-
Loss for the period			-	-	-	(135,320)	(135,320)
Balance – February 28, 2015	2,000,000	$2,000	59,040,000	$59,040	$79,703	$(459,362)	$(318,619)

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014

Cash Flows from Operating Activities
Net loss for the period	$(135,320)	$(17,795)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(52,929)	7,595
Prepaid expenses	(350)	5,000
Interest accrual	6,811	-
Net cash used in operations	(181,788)	(5,200)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	(25,500)	-
Net cash used in investing activities	(25,500)	-

Cash Flows from Financing Activities
Proceeds from related party payable	-	5,200
Proceeds from promissory notes	200,000	-
Net cash provided by financing activities	200,000	5,200

Change in cash and cash equivalents	(7,288)	-

Cash and cash equivalents - beginning of period	12,565	-

Cash and cash equivalents - end of period	$5,277	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Valmie Resources, Inc.

Notes to Financial Statements

February 28, 2015

(Stated in US Dollars)

(Unaudited)

1. Organization

Valmie Resources, Inc. (the “Company”) was incorporated on August 26, 2011, in the State of Nevada, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”), and the Company’s fiscal year end is November 30.

In early December 2014, the Company changed its business focus from mining to pursuing opportunities for the commercialization of leading edge products and services in the rapidly expanding technology industry. The Company is seeking to develop or acquire concepts with valid business models positioned to make a significant impact within the four key technology “megasectors”: software, hardware, networking and semiconductors.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2014, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-Q. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2015, are not necessarily indicative of the results that may be expected for the year ending November 30, 2015.

3. Cash and Cash Equivalents

	February 28, 2015	November 30, 2014

Cash on deposit	$1,800	$3,027
Funds held in trust	3,477	9,538
	$5,277	$12,565

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

February 28, 2015

(Stated in US Dollars)

(Unaudited)

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

On December 10, 2014, the holders of a majority of the Company’s issued and outstanding common stock approved a set of amended and restated articles of incorporation that, among other things, increased the Company’s authorized capital to 760,000,000 shares, consisting of 750,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On December 11, 2014, the sole director of the Company approved the designation of 2,000,000 shares of the Company’s authorized but unissued “blank check” preferred stock, par value $0.001, as Series “A” preferred stock. The shares of Series “A” preferred stock carry certain rights and preferences, may be converted into shares of the Company’s common stock on a 10 for one (1) basis at any time after 18 months from the date of issuance, and each share of Series “A” preferred stock has voting rights and carries a voting weight equal to 50 shares of common stock. The Company formally effected the designation by filing a Certificate of Designation with the Nevada Secretary of State on January 15, 2015.

Share Issuances

On January 16, 2015, the owner of an aggregate of 237,360,000 shares of the Company agreed to cancel those shares in exchange for the issuance of 2,000,000 shares of Series “A” preferred stock. As a result, the number of issued and outstanding shares of the Company’s common stock decreased from 296,400,000 to 59,040,000.

As of February 28, 2015 the Company had 59,040,000 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

At February 28, 2015, the Company had no issued or outstanding stock options or warrants.

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

Valmie Resources, Inc.

Notes to Financial Statements

February 28, 2015

(Stated in US Dollars)

(Unaudited)

5. Mineral Property Costs (continued)

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of February 28, 2015) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

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

6. Related Party Transactions

During the period ended February 28, 2015, the Company paid management fees of $5,000 (2014 - $Nil) to a former director and $6,000 (2014 - $Nil) to its current President.

As of February 28, 2015, the Company was obligated to a former director for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $27,396 (November 30, 2014 – $19,146). The Company also owed $17,313 to its majority shareholder at February 28, 2015 (November 30, 2014 – $25,663) and $100 to its former President and director.

7. Promissory Notes

On August 18, 2014, the Company entered into a promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on August 18, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of February 28, 2015, $50,000 was received and interest accrued of $4,007.

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of February 28, 2015, $15,000 was received and interest accrued of $801.

On November 23, 2014, the Company entered into a promissory note agreement with Investor C for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on November 23, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of February 28, 2015, $75,000 was received and interest accrued of $2,558.

Valmie Resources, Inc.

Notes to Financial Statements

February 28, 2015

(Stated in US Dollars)

(Unaudited)

7. Promissory Notes (continued)

On December 29, 2014, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on December 29, 2016. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of February 28, 2015, $75,000 was received and interest accrued of $1,634.

On January 26, 2015, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on January 26, 2017. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of February 28, 2015, $50,000 was received and interest accrued of $616.

On February 27, 2015, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $25,000 plus simple interest at an annual interest rate of 15%, repayable on February 27, 2017. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of February 28, 2015, $Nil was received and interest accrued of $Nil.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through February 28, 2015 of $459,362 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $160,777 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 28, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2014, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

	2015
	Amount	Tax Effect (35%)

Net operating losses	$135,320	$47,362

Valuation allowance	(135,320)	(47,362)

Net deferred tax asset (liability)	$-	$-

	2014
	Amount	Tax Effect (35%)

Net operating losses	$17,795	$6,228

Valuation allowance	(17,795)	(6,228)

Net deferred tax asset (liability)	$-	$-

Valmie Resources, Inc.

Notes to Financial Statements

February 28, 2015

(Stated in US Dollars)

(Unaudited)

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 28, 2015, the Company had a working capital deficiency of $44,003 (November 30, 2014 – $115,494) and a retained deficit of $459,362 (November 30, 2014 – $324,042). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to continue in existence is dependent upon, among other things obtaining additional financing to continue operations and the operations of Vertitek. See Note 10.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Valmie Resources, Inc.

Notes to Financial Statements

February 28, 2015

(Stated in US Dollars)

(Unaudited)

10. Commitments

On January 20, 2015, the Company entered into a letter of intent (the “LOI”) to acquire 100% of the capital stock of Vertitek Inc. (“Vertitek”), a Wyoming company engaged in the development of hardware systems and platforms for use in the semiautonomous unmanned vehicles industry. Pursuant to the LOI, the Company has 60 days to complete its due diligence on Vertitek and negotiate the term of a definitive acquisition agreement. During the 60-day due diligence period, the Company is obliged to provide Vertitek with a $150,000 line of credit and has the exclusive right to market Vertitek’s technologies and industry solutions. As of February 28, 2015, the Company has advanced a total of $25,500 to Vertitek. On January 27, 2015 the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”), on substantially the same terms as the LOI whereby Vertitek will become the Company’s wholly owned subsidiary upon the closing of the transaction.

Pursuant to a consulting agreement dated September 1, 2014, the Company is obligated to pay one consultant $25,000 per month for a term of one year and reimburse the consultant’s reasonable expenses incurred in the course of providing services under the agreement. As of February 28, 2015, the Company had paid or accrued $177,500 in fees and expenses under the agreement.

11. Subsequent Events

On March 2, 2015, the Company received $25,000 from Investor A pursuant to the promissory note agreement dated February 27, 2015. See Note 7.

On March 20, 2015, the Company entered into a promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on March 20, 2017. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. On April 10, 2015, the Company received the $50,000.

On March 31, 2015, the closing of the Share Exchange Agreement occurred and the Company issued 1,000,000 shares of common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became a wholly owned subsidiary of the Company.

On April 6, 2015, the Company entered into debt conversion agreements with Investor A and Investor C pursuant to which those investors converted an aggregate of $350,000 in debt into 3,500,000 shares of common stock. As part of those debt conversion agreements, each of Investor A and Investor C agreed to forgive any and all accrued interest and release their respective security interests in the assets, rights or other property of the Company.

On April 6, 2015, the Company entered into a debt conversion agreement with one creditor pursuant to which the creditor converted an aggregate of $33,927 in debt into 339,270 shares of common stock.

The Company has evaluated subsequent events from February 28, 2015, through the date these financial statements were issued and determined that, other than as described above, there are no additional items to disclose.

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have one wholly owned subsidiary, Vertitek Inc. (“Vertitek”), a Wyoming corporation. From our inception until the quarter ended August 31, 2014, we were a mineral exploration company exploring for precious metals, or gold and silver targets. Our property, known as the Carico Lake Valley Property (the “Property”), was located in Lander County, Nevada.

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

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAV’s (more commonly referred to as drones). Towards the end of 2014 we rebranded Mr. Hammack’s development efforts to date as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own. As of the date of this quarterly report we have not yet entered into a formal agreement with Mr. Hammack regarding the assignment of this property to us; however, we expect to enter into such an agreement in the near future to formalize this arrangement.

While in the process of launching the AIMD platform we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAV’s in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located an up and coming UAV manufacturer, Vertitek. Vertitek’s hardware and software technology enables a sophisticated level of autonomy for UAV’s and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek’s under development commercial V-1 DroneSM is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot, which could be connected to, and controlled from, the AIMD platform.

After significant discussion with Vertitek and its principal shareholder, on January 20, 2015 we entered into a letter of intent (the “LOI”) with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. Following the execution of the LOI, we combined our development efforts with those of Vertitek to deliver our customers with the most advanced product and service offerings in the commercial UAV industry. On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation, on substantially the same terms as the LOI.

As of February 28, 2015, we had advanced a total of $25,500 to Vertitek under a line of credit in the amount of $150,000 to continue the development of the V-1 DroneSM. On March 31, 2015, the share exchange agreement closed and Vertitek became our wholly owned subsidiary.

Results of Operations

Revenues

We have not generated any revenue since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenue during the next 12 months continues to be uncertain.

Expenses

During the three months ended February 28, 2015, we incurred $128,509 in operating expenses, including $110,060 in professional fees, $7,003 in general and administrative expenses, $11,000 in management fees and $446 in transfer agent fees. During the same period in fiscal 2014, we incurred $17,795 in operating expenses, including $17,595 in professional fees and $200 in transfer agent fees. The $110,714 increase in our operating expenses between the two periods was therefore primarily attributable to the significant increase in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014.

During the three months ended February 28, 2015, we also incurred $6,811 in interest expenses, whereas we did not incur any interest expenses during the same period in fiscal 2014.

Net Loss

During the three months ended February 28, 2015, we incurred a net loss of $135,320, whereas we incurred a net loss of $17,795 during the same period in fiscal 2014. Our basic and diluted net loss per share during each of those periods was $0.00.

Liquidity and Capital Resources

As of February 28, 2015, we had $5,277 in cash and cash equivalents, $31,127 in current and total assets, $75,130 in current liabilities, $349,746 in total liabilities, a working capital deficit of $44,003 and a retained deficit of $459,362.

During the three months ended February 28, 2015, we used $181,788 in net cash on operating activities and our accounts payable decreased by $52,929. During the same period in fiscal 2014 we used $5,200 in net cash on operating activities and our accounts payable increased by $7,595. The majority of our spending on operating activities for the three months ended February 28, 2015 was attributable to our net loss as described above, as adjusted for changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and transitioning our business focus from mining to pursuing opportunities for the commercialization of products and services in the technology industry.

During the three months ended February 28, 2015, we used $25,500 in net cash on investing activities, all of which was in the form of advances to Vertitek. During the same period in fiscal 2014, we did not use any net cash on investing activities.

During the three months ended February 28, 2015, we received $200,000 from financing activities, all of which was in the form of proceeds from promissory notes. During the same period in fiscal 2014, we received $5,200 from financing activities, all of which was in the form of proceeds from a related party.

During the three months ended February 28, 2015, our cash position decreased by $7,288 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at February 28, 2015, we had a working capital deficit of $44,003 and a retained deficit of $459,362. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to continue in existence is dependent upon, among other things, obtaining additional financing to continue our operations and the operations of Vertitek. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VALMIE RESOURCES, INC.
(Registrant)

Date: April 20, 2015	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

