Form 10-Q
period 2015-05-31
Valmie Resources, Inc.
filed 2015-07-20
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 20, 2015 the registrant had 64,092,035 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	May 31, 2015	November 30, 2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$35,197	$12,565
Prepaid expenses	350	-
Total Current Assets	35,547	12,565
Prototype development (at cost)	25,691	-
Goodwill (Note 3)	2,777,145	-
Total Assets	$2,838,383	$12,565

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$55,830	$83,250
Due to related parties (Note 7)	100	44,809
Total Current Liabilities	55,930	128,059
Promissory Notes (Note 8)	16,769	67,805
Total Liabilities	72,699	195,864

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 5)
Authorized:
10,000,000 preferred shares, $0.001 per share (Nil – November 30, 2014)
750,000,000 common shares, $0.001 par value (750,000,000 – November 30, 2014)
Issued and outstanding:
2,000,000 preferred shares (Nil – November 30, 2014)	2,000	-
63,879,270 common shares (296,400,000 – November 30, 2014)	63,879	296,400

Additional paid-in capital	13,643,994	(155,657)
Retained deficit	(10,944,189)	(324,042)
Total Stockholders’ Equity (Deficiency)	2,765,684	(183,299)
Total Liabilities and Stockholders’ Equity (Deficiency)	$2,838,383	$12,565

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014	Six Months Ended May 31, 2015	Six Months Ended May 31, 2014

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and administrative	17,299	1,284	24,302	1,284
Management fees	11,000	-	22,000	-
Professional fees	58,400	14,679	168,460	32,274
Transfer agent fees	1,707	675	2,153	875

Loss from Operations	(88,406)	(16,638)	(216,915)	(34,433)

Other income (expenses)
Interest	8,001	-	1,190	-
Loss on settlement of debt	(10,404,422)	-	(10,404,422)	-
	(10,396,421)	-	(10,403,232)	-

Net Loss for the Period	$(10,484,827)	$(16,638)	$(10,620,147)	$(34,433)

Basic and Diluted Loss per Common Share	61,933,042	296,400,000	121,831,648	296,400,000

Weighted Average Number of Common Shares Outstanding	(0.17)	(0.00)	(0.09)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Deficit	Stockholders’ Deficiency

Balance November 30, 2013	-	$-	296,400,000	$296,400	$(155,657)	$(159,887)	$(19,144)
Loss for the period	-	-	-	-	-	(17,795)	(17,795)
Balance – February 28, 2014	-	-	296,400,000	296,400	(155,657)	(177,682)	(36,939)
Loss for the period	-	-	-	-	-	(146,360)	(146,360)
Balance – November 30, 2014	-	-	296,400,000	296,400	(155,657)	(324,042)	(183,299)
Exchange of common stock for preferred stock	2,000,000	2,000	(237,360,000)	(237,360)	235,360	-	-

Debt settlement of promissory notes	-	-	3,500,000	3,500	9,831,500	-	9,835,000

Debt settlement of related party loans	-	-	339,270	339	953,010	-	953,349

Acquisition of subsidiary	-	-	1,000,000	1,000	2,769,000	-	2,770,000

Forgiveness of debt to majority shareholder	-	-	-	-	10,781	-	10,781
Loss for the period			-	-	-	(10,620,147)	(10,620,147)
Balance – May 31, 2015	2,000,000	$2,000	63,879,270	$63,879	$13,643,994	$(10,944,189)	$2,765,684

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Six Months Ended May 31, 2015	Six Months Ended May 31, 2014

Cash Flows from Operating Activities
Net loss for the period	$(10,620,147)	$(34,433)
Items not affecting cash:
Loss on settlement of debt by issuing common stock	10,404,422
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(27,420)	17,922
Prepaid expenses	(350)	5,000
Interest accrual	(1,037)
Net cash used in operations	(244,532)	(11,511)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	(25,500)	-
Cash acquired on the acquisition of Vertitek Inc.	6,132	-
Increase in prototype development	(13,468)
Net cash provided by investing activities	(32,836)	-

Cash Flows from Financing Activities
Proceeds from related party payable	-	11,511
Proceeds from promissory notes	300,000	-
Net cash provided by financing activities	300,000	11,511

Change in cash and cash equivalents	22,632	-

Cash and cash equivalents - beginning of period	12,565	-

Cash and cash equivalents - end of period	$35,197	-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing Activity
Issuance of common stock for subsidiary	$2,770,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

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

On March, 31, 2015, the Company acquired a 100% interest in Vertitek Inc., a Wyoming corporation (“Vertitek”).

Vertitek was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe. Vertitek is in the process of developing the V-1 DroneSM, a cutting edge multi-rotor UAV designed specifically to meet the requirements of a growing commercial user base.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2014, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2015, are not necessarily indicative of the results that may be expected for the year ending November 30, 2015.

3. Acquisition of Vertitek

On March 31, 2015, the Company issued 1,000,000 shares of common stock in exchange for 100% of the issued and outstanding shares of Vertitek. As a result of the acquisition, Vertitek became a wholly owned subsidiary of the Company.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with US GAAP.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

(Stated in US Dollars)

(Unaudited)

3. Acquisition of Vertitek (continued)

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests.

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests, including an amount for goodwill:

Consideration:

Common stock issued	$2,770,000

Fair value of total consideration transferred	$2,770,000

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets	$18,355

Financial liabilities	(25,500)

Total identifiable net assets (liabilities)	(7,145)
Goodwill	2,777,145
$2,770,000

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of Vertitek’s founding owner and expected synergies. The goodwill is not expected to be deductible for tax purposes.

4. Cash and Cash Equivalents

	May 31, 2015	November 30, 2014

Cash on deposit	$35,197	$3,027
Funds held in trust	-	9,538
	$35,197	$12,565

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

(Stated in US Dollars)

(Unaudited)

5. Capital Stock

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

On December 11, 2014, the Company’s sole director approved the designation of 2,000,000 shares of the authorized but unissued “blank check” preferred stock, par value $0.001, as Series “A” preferred stock. The shares of Series “A” preferred stock carry certain rights and preferences, may be converted into shares of the Company’s common stock on a 10 for one (1) basis at any time after 18 months from the date of issuance, and each share of Series “A” preferred stock has voting rights and carries a voting weight equal to 50 shares of common stock. The Company formally effected the designation by filing a Certificate of Designation with the Nevada Secretary of State on January 15, 2015.

Share Issuances

On January 16, 2015, the owner of an aggregate of 237,360,000 shares of the Company’s common stock agreed to cancel those shares in exchange for the issuance of 2,000,000 shares of Series “A” preferred stock. As a result, the number of issued and outstanding shares of the Company’s common stock decreased from 296,400,000 to 59,040,000.

On April 6, 2015, the Company issued 3,500,000 shares of common stock at a deemed price of $0.10 per share in settlement of promissory notes totaling $350,000, including $300,000 in proceeds received during the current fiscal year. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt.

On April 6, 2015, the Company issued 339,270 shares of common stock at a deemed price of $0.10 per share in settlement of related party loans totaling $33,927. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt.

On April 6, 2015, the Company issued 1,000,000 shares of common stock at a price of $2.77 per share for the acquisition of Vertitek. The stock was valued at $2.77 per share on the effective date of the acquisition of Vertitek, March 31, 2015.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

(Stated in US Dollars)

(Unaudited)

5. Capital Stock (continued)

As of May 31, 2015 the Company had 63,879,270 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

As of May 31, 2015, the Company had no issued or outstanding stock options or warrants.

6. Mineral Property Costs

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of May 31, 2015) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

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

7. Related Party Transactions

During the period ended May 31, 2015, the Company paid management fees of $5,000 (2014 – $Nil) to a former director and $17,000 (2014 – $Nil) to its current President.

As of May 31, 2015, the Company was obligated to a former director for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $nil (November 30, 2014 – $19,146). The Company also owed $nil to its majority shareholder at May 31, 2015 (November 30, 2014 – $25,663) and $100 to its former President and director.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

(Stated in US Dollars)

(Unaudited)

8. Promissory Notes

On October 22, 2014, the Company entered into a promissory note agreement with an investor for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of May 31, 2015, $15,000 was received and interest accrued of $1,769.

9. Provision for Income Taxes

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through May 31, 2015 of $10,944,189 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $3,830,466 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at May 31, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2014, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

	2015
	Amount	Tax Effect (35%)

Net operating losses	$10,620,147	$3,717,051

Valuation allowance	(10,620,147)	(3,717,051)

Net deferred tax asset (liability)	$-	$-

	2014
	Amount	Tax Effect (35%)

Net operating losses	$34,433	$12,051

Valuation allowance	(34,433)	(12,051)

Net deferred tax asset (liability)	$-	$-

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

(Stated in US Dollars)

(Unaudited)

10. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at May 31, 2015, the Company had a working capital deficiency of $20,383 (November 30, 2014 – $115,494) and a retained deficit of $10,944,189 (November 30, 2014 – $324,042). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

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

11. Commitments

Pursuant to a consulting agreement dated September 1, 2014, the Company is obligated to pay one consultant $25,000 per month for a term of one year and reimburse the consultant’s reasonable expenses incurred in the course of providing services under the agreement. For the six months ended May 31, 2015, the Company had paid or accrued $203,535 in fees and expenses under the agreement, and $286,035 from the beginning of the agreement.

12. Subsequent Events

On July 15, 2015, the Company entered into an asset purchase agreement with its current President pursuant to which the Company acquired all of the right, title and interest in and to certain intellectual property from the President in consideration for the issuance of $100,000 worth of common stock on that date at a deemed price of $0.47 per share. As a result, the Company issued 212,765 shares of common stock to the President.

The Company has evaluated subsequent events from May 31, 2015, through the date these financial statements were issued and determined that, other than as described above, there are no additional items to disclose.

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

In July 2014, we were notified by the landowner that our option to acquire an interest in the Property had been terminated and that the Property had been sold to a third party. Our efforts from that date until the end of our most recently completed fiscal year were primarily directed to identifying new development properties.

In early December 2014, our majority shareholder determined it was in the best interests of our shareholders to change our business focus from mining to pursuing opportunities for the commercialization of leading edge products and services in the rapidly expanding technology industry. We therefore sought to develop or acquire concepts with valid business models positioned to make a significant impact within the four key technology “megasectors”: software, hardware, networking and semiconductors.

Business Strategy

The first major step in our shift to the technology sector was the appointment of Gerald Hammack as our sole officer and director on December 8, 2014. Mr. Hammack has more than 30 years of experience in a variety of technology-related fields, including programming, digital telephony and database management, as well as substantial expertise in the setup and management of complex data processing systems.

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAV’s (more commonly referred to as drones). Towards the end of 2014, we rebranded Mr. Hammack’s development efforts to date as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own. As of the date of this quarterly report we have not yet entered into a formal agreement with Mr. Hammack regarding the assignment of this property to us; however, we expect to enter into such an agreement in the near future to formalize this arrangement.

While in the process of launching the AIMD platform we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAV’s in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located an up-and-coming UAV manufacturer, Vertitek. Vertitek’s hardware and software technology enables a sophisticated level of autonomy for UAV’s and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek’s under development commercial V-1 DroneSM is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot, which could be connected to, and controlled from, the AIMD platform.

After significant discussion with Vertitek and its principal shareholder, on January 20, 2015 we entered into a letter of intent (the “LOI”) with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation, on substantially the same terms as the LOI. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek (the “Acquisition”). As a result of the Acquisition, Vertitek became our wholly owned subsidiary.

As of May 31, 2015, we had advanced a total of $33,500 to Vertitek under a line of credit in the amount of $150,000 to continue the development of the V-1 DroneSM.

Results of Operations

Revenues

We have not generated any revenue since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenue during the next 12 months continues to be uncertain.

Three Months ended May 31, 2015 and 2014

Expenses

During the three months ended May 31, 2015, we incurred $88,406 in operating expenses, including $58,400 in professional fees, $17,299 in general and administrative expenses, $11,000 in management fees and $1,707 in transfer agent fees. During the same period in fiscal 2014, we incurred $16,638 in operating expenses, including $14,679 in professional fees, $1,284 in general and administrative expenses and $675 in transfer agent fees. The $71,768 increase in our operating expenses between the two periods was therefore primarily attributable to the significant increase in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014. During the three months ended May 31, 2015, our general and administrative expenses and management fees also increased due to the general increase in our operations in advance of and subsequent to the acquisition of Vertitek.

During the three months ended May 31, 2015, we also incurred a $10,404,422 loss on the settlement of debt as offset by $8,001 in interest income, whereas we did not incur any such loss or expenses during the same period in fiscal 2014. The loss on the settlement of debt was entirely due to the issuances of common stock to various creditors that we completed on April 6, 2015, including 3,500,000 shares pursuant to the settlement of various promissory notes at a deemed price of $0.10 per share, which was well below the market price of our common stock on that day.

Net Loss

During the three months ended May 31, 2015, we incurred a net loss of $10,484,827, whereas we incurred a net loss of $16,638 during the same period in fiscal 2014. Our basic and diluted net loss per share during those periods was $0.17 and $0.00, respectively.

Six Months ended May 31, 2015 and 2014

Expenses

During the six months ended May 31, 2015, we incurred $216,915 in operating expenses, including $168,460 in professional fees, $24,302 in general and administrative expenses, $22,000 in management fees and $2,153 in transfer agent fees. During the same period in fiscal 2014, we incurred $34,433 in operating expenses, including $32,274 in professional fees, $1,284 in general and administrative expenses and $875 in transfer agent fees. The $182,482 increase in our operating expenses between the two periods was therefore largely attributable to the increases in our professional fees and operations as described above.

Net Loss

During the six months ended May 31, 2015, we incurred a net loss of $10,620,147, whereas we incurred a net loss of $34,433 during the same period in fiscal 2014. Our basic and diluted net loss per share during those periods was $0.09 and $0.00, respectively.

Liquidity and Capital Resources

As of May 31, 2015, we had $35,197 in cash and cash equivalents, $35,547 in current assets, $2,838,383 in total assets, $55,930 in current liabilities, $72,699 in total liabilities, a working capital deficit of $20,383 and a retained deficit of $10,944,189.

During the six months ended May 31, 2015, we used $244,532 in net cash on operating activities and our accounts payable decreased by $27,420. During the same period in fiscal 2014, we used $11,511 in net cash on operating activities, our accounts payable increased by $17,922 and our prepaid expenses decreased by $5,000. The majority of our spending on operating activities for the six months ended May 31, 2015 was attributable to our net loss as described above, as adjusted for the loss on the settlement of debt and changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and transitioning our business focus from mining to pursuing opportunities for the commercialization of products and services in the technology industry.

During the six months ended May 31, 2015, we used $32,836 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek. During the same period in fiscal 2014, we did not use any net cash on investing activities.

During the six months ended May 31, 2015, we received $300,000 from financing activities, all of which was in the form of proceeds from promissory notes. During the same period in fiscal 2014, we received $11,511 from financing activities, all of which was in the form of proceeds from a related party.

During the six months ended May 31, 2015, our cash position increased by $22,632 due to a combination of our operating, investing and financing activities.

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

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as loans from our existing shareholders in order to finance our business activities. We cannot guarantee that additional funding will be available on favourable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at May 31, 2015, we had a working capital deficit of $20,383 and a retained deficit of $10,944,189. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 15, 2015, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gerald Hammack, our sole officer and director, pursuant to which we acquired all of the right, title and interest in and to the intellectual property relating to the AIMD platform from Mr. Hammack in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. As a result, Mr. Hammack received an aggregate of 212,765 shares of our common stock.

A copy of the Asset Purchase Agreement is filed as Exhibit 10.1 to this quarterly report.

We issued the foregoing shares to Mr. Hammack in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our reliance on Section 4(2) was based on the fact that the issuance did not involve a “public offering” and Mr. Hammack provided representations us that he acquired the Shares for investment purposes and not with a view to any resale, distribution or other disposition in violation of United States securities laws or applicable state securities laws.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Asset Purchase Agreement with Gerald Hammack dated July 15, 2015

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: July 20, 2015	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

