Form 10-Q
period 2015-08-31
Valmie Resources, Inc.
filed 2015-10-15
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2015 the registrant had 64,092,035 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Stated in US Dollars)

(Unaudited)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	August 31, 2015	November 30, 2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$2,702	$12,565
Prepaid expenses	350	-
Total Current Assets	3,052	12,565
Prototype development (at cost)	32,443	-
Intangible asset (Note 9)	100,000	-
Goodwill (Note 3)	2,777,145	-
Total Assets	$2,912,640	$12,565

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$199,592	$83,250
Due to related parties (Note 7)	-	44,809
Total Current Liabilities	199,592	128,059
Promissory Notes (Note 8)	37,593	67,805
Total Liabilities	237,185	195,864

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 5)
Authorized:
10,000,000 preferred shares, $0.001 per share (Nil – November 30, 2014)
750,000,000 common shares, $0.001 par value (750,000,000 – November 30, 2014)
Issued and outstanding:
2,000,000 preferred shares (Nil – November 30, 2014)	2,000	-
64,092,035 common shares (296,400,000 – November 30, 2014)	64,092	296,400

Additional paid-in capital	13,743,781	(155,657)
Retained deficit	(11,134,418)	(324,042)
Total Stockholders’ Equity (Deficiency)	2,675,455	(183,299)

Total Liabilities and Stockholders’ Equity (Deficiency)	$2,912,640	$12,565

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2015	Nine Months Ended August 31, 2014

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and administrative	(3,826)	149	20,476	1,433
Management fees	15,000	-	37,000	-
Professional fees	177,280	7,321	345,740	39,595
Transfer agent fees	1,775	400	3,928	1,275

Loss from Operations	(190,229)	(7,870)	(407,144)	(42,303)

Other income (expenses)
Interest	-	-	1,190	-
Loss on settlement of debt	-	-	(10,404,422)	-
	-	-	(10,403,232)	-

Net Loss for the Period	$(190,229)	$(7,870)	$(10,810,376)	$(42,303)

Basic and Diluted Loss per Common Share	63,987,965	296,400,000	150,774,391	296,400,000

Weighted Average Number of Common Shares Outstanding	$(0.00)	$(0.00)	$(0.07)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

August 31, 2015

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31, 2015	Nine Months Ended August 31, 2014

Cash Flows from Operating Activities
Net loss for the period	$(10,810,376)	$(42,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt by issuing common stock	10,404,422	-

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	116,342	22,688
Prepaid expenses	(350)	5,000
Interest accrual	(313)	-
Net cash used in operations	(290,275)	(14,615)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	(25,500)	-
Cash acquired on the acquisition of Vertitek Inc.	6,132	-
Increase in prototype development	(20,220)	-
Net cash used in investing activities	(39,588)	-

Cash Flows from Financing Activities
Proceeds from related party payable	-	29,073
Proceeds from promissory notes	320,000	-
Net cash provided by financing activities	320,000	29,073

Change in cash and cash equivalents	(9,863)	14,458

Cash and cash equivalents - beginning of period	12,565	-

Cash and cash equivalents - end of period	$2,702	$14,458

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary Disclosure of Non-Cash Investing & Financing Activity
Issuance of common stock for subsidiary	$2,770,000	$-
Issuance of common stock to settle debt	$383,927	$-
Issuance of common stock for intangible asset	$100,000	$-

 The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

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

On March, 31, 2015, the Company acquired 100% interest in Vertitek Inc., a Wyoming corporation (“Vertitek”).

Vertitek was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe. Vertitek is in the process of developing the V-1 DroneSM, a cutting edge multi-rotor UAV designed specifically to meet the requirements of a growing commercial user base.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2014, included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2015, are not necessarily indicative of the results that may be expected for the year ending November 30, 2015.

3. Acquisition of Vertitek Inc.

On March 31, 2015, the Company issued 1,000,000 shares of common stock in exchange for 100% of the issued and outstanding shares of Vertitek. Vertitek was previously named Landstar Leasing, Inc. (“Landstar”) and was incorporated pursuant to the Wyoming Business Corporation Act on February 19, 2014. On November 19, 2014, Landstar changed its name to Vertitek Inc. As a result of the acquisition, Vertitek became a wholly owned subsidiary of the Company.

In December 2014, the Company changed its business focus from mining to opportunities in the technology industry. The acquisition of Vertitek enables the Company to pursue its new business focus as Vertitek has focused on the development of unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe. Vertitek is in the process of developing the V-1 DroneSM, a cutting edge multi-rotor unmanned aerial vehicle (“UAV”) designed specifically to meet the requirements of a growing commercial user base.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

3. Acquisition of Vertitek Inc. (continued)

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with US GAAP.

Fair Value of Consideration Transferred and Recording of Assets Acquired, Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

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

Pro Forma Information

The following unaudited supplemental pro forma information assumes the acquisition referred to above had been completed as of December 1, 2013 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

	Nine months ended August 31, 2015	Nine months ended August 31, 2014
Revenue	$-	$-
Loss from operations	$(407,144)	$(53,212)
Net loss	$(10,810,376)	$(53,212)

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

4. Cash and Cash Equivalents

	August 31, 2015	November 30, 2014

Cash on deposit	$2,702	$3,027
Funds held in trust	-	9,538
	$2,702	$12,565

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

On December 11, 2014, the Company’ sole director approved the designation of 2,000,000 shares of the Company’s authorized but unissued “blank check” preferred stock, par value $0.001, as Series “A” preferred stock. The shares of Series “A” preferred stock carry certain rights and preferences, may be converted into shares of the Company’s common stock on a 10 for one (1) basis at any time after 18 months from the date of issuance, and each share of Series “A” preferred stock has voting rights and carries a voting weight equal to 50 shares of common stock.

The preferred stock ranks senior to (a) any other series of preferred stock of the Company currently existing or hereafter created (b) the common stock of the Company, now existing or hereafter issued and (c) any other class of securities of the Company, in each case with respect to dividend distributions and distributions of assets upon the liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

The Company formally effected the designation by filing a Certificate of Designation with the Nevada Secretary of State on January 15, 2015.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

5. Capital Stock (continued)

Share Issuances

On January 16, 2015, the owner of an aggregate of 237,360,000 shares of the Company’s common stock agreed to cancel those shares in exchange for the issuance of the 2,000,000 shares of Series “A” preferred stock. As a result, the number of issued and outstanding shares of the Company’s common stock decreased from 296,400,000 to 59,040,000.

On April 6, 2015, the Company issued 3,500,000 shares of common stock at a deemed price of $0.10 per share in settlement of promissory notes totaling $350,000, including $300,000 in proceeds received during the current fiscal year. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt in the amount of $9,485,000.

On April 6, 2015, the Company issued 339,270 shares of common stock at a deemed price of $0.10 per share in settlement of related party loans totaling $33,927. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt in the amount of $919,422.

On April 6, 2015, the Company issued 1,000,000 shares of common stock at a price of $2.77 per share for the acquisition of Vertitek. The stock was valued at $2.77 per share on the effective date of the acquisition of Vertitek, March 31, 2015.

On July 21, 2015, the Company issued 212,765 shares of common stock at a deemed price of $0.47 per share for the purchase of all of the rights, title and interest in and to certain intellectual property from the Company’s President.

As of August 31, 2015 the Company had 64,092,035 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

As of August 31, 2015, the Company had no issued or outstanding stock options or warrants.

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of August 31, 2015) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

6. Mineral Property Costs (continued)

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

During the period ended August 31, 2015, the Company paid management fees of $5,000 (2014 – $Nil) to a former director and $32,000  (2014 – $Nil) to its current President, and converted $33,927 (2014 – $Nil) into common stock for debt repayment to a former director resulting in a loss on the settlement of debt in the amount of $919,422. The Company had $10,782 (2014 – $Nil) of debt forgiven from a former director.

As of August 31, 2015, the Company was obligated to a former director for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $Nil (November 30, 2014 – $19,146). The Company also owed $Nil to its majority shareholder at August 31, 2015 (November 30, 2014 – $25,663).

8. Promissory Notes

On August 18, 2014, the Company entered into a promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on August 18, 2016. On April 6, 2015, the promissory note was settled through the issuance of 500,000 shares of common stock. The Company recognized a loss of $1,355,000 in connection with the debt settlement.

On October 7, 2014, the Company entered into a promissory note agreement with Investor A for an aggregate amount of $25,000 plus simple interest at an annual interest rate of 15%, repayable on October 7, 2016. On April 6, 2015, the promissory note was settled through the issuance of 250,000 shares of common stock. The Company recognized a loss of $677,500 in connection with the debt settlement.

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of August 31, 2015, $15,000 was received and interest accrued of $1,769.

On November 23, 2014, the Company entered into a promissory note agreement with Investor C for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on November 23, 2016. On April 6, 2015, the promissory note was settled through the issuance of 750,000 shares of common stock. The Company recognized a loss of $2,032,500 in connection with the debt settlement.

On December 29, 2014, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $75,000 plus simple interest at an annual interest rate of 15%, repayable on December 29, 2016. On April 6, 2015, the promissory note was settled through the issuance of 750,000 shares of common stock. The Company recognized a loss of $2,032,500 for the debt settlement.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

8. Promissory Notes (continued)

On January 26, 2015, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on January 26, 2017. On April 6, 2015, the promissory note was settled through the issuance of 500,000 shares of common stock. The Company recognized a loss of $1,355,000 in connection with the debt settlement.

On February 27, 2015, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $25,000 plus simple interest at an annual interest rate of 15%, repayable on February 27, 2017. On April 6, 2015, the promissory note was settled through the issuance of 250,000 shares of common stock. The Company recognized a loss of $677,500 in connection with the debt settlement.

On March 20, 2015, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $50,000 plus simple interest at an annual interest rate of 15%, repayable on March 20, 2017. On April 6, 2015, the promissory note was settled through the issuance of 500,000 shares of common stock. The Company recognized a loss of $1,355,000 in connection with the debt settlement.

On July 30, 2015, the Company entered into a promissory note agreement with Investor D for an aggregate amount of $20,000 plus simple interest at an annual interest rate of 15%, repayable on July 30, 2017. The note is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. As of August 31, 2015, $20,000 was received and interest accrued of $263.

9. Intangible Asset

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

10. Provision for Income Taxes

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

Deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through August 31, 2015 of $11,134,418 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $3,897,046 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

10. Provision for Income Taxes (continued)

The Company has no tax position at August 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2014, 2013, 2012 and 2011 are still open for examination by the Internal Revenue Service (IRS).

	Nine months ended August 31, 2015
	Amount	Tax Effect (35%)

Net operating losses	$10,810,376	$3,783,632

Valuation allowance	(10,810,376)	(3,783,632)

Net deferred tax asset (liability)	$-	$-

	Nine months ended August 31, 2014
	Amount	Tax Effect (35%)

Net operating losses	$42,303	$14,806

Valuation allowance	(42,303)	(14,806)

Net deferred tax asset (liability)	$-	$-

11. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2015, the Company had a working capital deficiency of $196,540 (November 30, 2014 – $115,494) and a retained deficit of $11,134,418 (November 30, 2014 – $324,042). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

(Stated in US Dollars)

(Unaudited)

12. Commitments

Consulting

Pursuant to a consulting agreement dated September 1, 2014, the Company is obligated to pay one consultant $25,000 per month for a term of one year and reimburse the consultant’s reasonable expenses incurred in the course of providing services under the agreement. For the nine months ended August 31, 2015, the Company had paid or accrued $366,286 in fees and expenses under the agreement and $448,786 from the beginning of the agreement.

Memorandum of Understanding (“MOU”)

On April 29, 2015, the Company entered into a MOU with Alpha Search and Recover (“ASAR”) to facilitate and promote cooperation between ASAR and the Company in a subsequent Agreement that will outline ASAR’s interest in utilizing the Company’s UAV technology and AIMD software platform for search and rescue missions. This MOU will expire 180 days from the date set forth above if no definitive Agreement is executed. As at August 31, 2015, no final formal agreement is in place as negotiation continues in regards to specification of the drone that will be provided.

Letter of Intent

Pursuant to a Letter of Intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at August 31, 2015, $3,000 has been paid in relations to this agreement.

13. Intangible Assets

The following table sets forth the changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended August 31, 2015:

	August 31, 2015	November 30, 2014

Acquisition of Vertitek, Inc.	$2,777,145	$-
Acquisition of AIMD	$100,000	$-

The Company reviews identifiable intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. For the nine months ended August 31, 2015, the Company recorded $Nil (2014 – $Nil) impairment loss for intangible assets.

14. Subsequent Events

The Company has evaluated subsequent events from August 31, 2015, through the date these financial statements were issued and determined there are no additional items to disclose.

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

The following discussion of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this quarterly report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

In July 2014, the landowner notified us that our option to acquire an interest in the Property had been terminated and that the Property had been sold to a third party. Our efforts from that date until the end of our most recently completed fiscal year were primarily directed to identifying new development properties.

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

While in the process of launching the AIMD platform, we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAV’s in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located an up-and-coming UAV manufacturer, Vertitek. Vertitek’s hardware and software technology enables a sophisticated level of autonomy for UAV’s and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek’s under development commercial V-1 DroneSM is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot, which could be connected to, and controlled from, the AIMD platform.

After significant discussion with Vertitek and its principal shareholder, on January 20, 2015 we entered into a letter of intent (the “LOI”) with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”), on substantially the same terms as the LOI. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek (the “Acquisition”). As a result of the Acquisition, Vertitek became our wholly owned subsidiary.

As of August 31, 2015, we had advanced a total of $33,500 to Vertitek under a line of credit in the amount of $150,000 to continue the development of the V-1 DroneSM.

Results of Operations

Revenues

We have not generated any revenue since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenue during the next 12 months continues to be uncertain.

Three Months ended August 31, 2015 and 2014

Expenses

During the three months ended August 31, 2015, we incurred $190,229 in operating expenses, including $177,280 in professional fees, $15,000 in management fees and $1,775 in transfer agent fees, as offset by a $3,826 gain in general and administrative expenses. During the same period in fiscal 2014, we incurred $7,870 in operating expenses, including $7,321 in professional fees, $149 in general and administrative expenses and $400 in transfer agent fees. The $182,359 increase in our operating expenses between the two periods was primarily attributable to the significant increase in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014. During the three months ended August 31, 2015, our management fees and transfer agent fees also increased due to the general increase in our operations subsequent to the acquisition of Vertitek.

Net Loss

During the three months ended August 31, 2015, we incurred a net loss of $190,229, whereas we incurred a net loss of $7,870 during the same period in fiscal 2014. Our basic and diluted net loss per share during each of those periods was $0.00.

Nine Months ended August 31, 2015 and 2014

Expenses

During the nine months ended August 31, 2015, we incurred $407,144 in operating expenses, including $345,740 in professional fees, $37,000 in management fees, $20,476 in general and administrative expenses and $3,928 in transfer agent fees. During the same period in fiscal 2014, we incurred $42,303 in operating expenses, including $39,595 in professional fees, $1,433 in general and administrative expenses and $1,275 in transfer agent fees. The $364,841 increase in our operating expenses between the two periods was therefore largely attributable to the increases in our professional fees and operations as described above.

During the nine months ended August 31, 2015, we also incurred a $10,404,422 loss on the settlement of debt as offset by $1,190 in interest income, whereas we did not incur any such expense during the same period in fiscal 2014. The loss on the settlement of debt was entirely due to the issuances of common stock to various creditors that we completed on April 6, 2015, including 3,500,000 shares pursuant to the settlement of various promissory notes at a deemed price of $0.10 per share, which was well below the market price of our common stock on that day.

Net Loss

During the nine months ended August 31, 2015, we incurred a net loss of $10,810,376, whereas we incurred a net loss of $42,303 during the same period in 2013. Our basic and diluted net loss per share during those periods was $0.07 and $0.00, respectively.

Liquidity and Capital Resources

As of August 31, 2015, we had $2,702 in cash and cash equivalents, $3,052 in current assets, $2,912,640 in total assets, $199,592 in current liabilities, $237,185 in total liabilities, a working capital deficit of $196,540 and a retained deficit of $11,134,418.

During the nine months ended August 31, 2015, we used $290,275 in net cash on operating activities and our accounts payable decreased by $116,342. During the same period in fiscal 2014, we used $14,615 in net cash on operating activities, our accounts payable increased by $22,688 and our prepaid expenses decreased by $5,000. The majority of our spending on operating activities for the nine months ended August 31, 2015 was attributable to our net loss as described above, as adjusted for the loss on the settlement of debt and changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and transitioning our business focus from mining to pursuing opportunities for the commercialization of products and services in the technology industry.

During the nine months ended August 31, 2015, we used $39,588 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek and prototype development costs. During the same period in fiscal 2014, we did not use any net cash on investing activities.

During the nine months ended August 31, 2015, we received $320,000 from financing activities, all of which was in the form of proceeds from promissory notes. During the same period in fiscal 2014, we received $29,073 from financing activities, all of which was in the form of proceeds from a related party.

During the nine months ended August 31, 2015, our cash position decreased by $9,863 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at August 31, 2015, we had a working capital deficit of $196,540 and a retained deficit of $11,134,418. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

VALMIE RESOURCES, INC.
(Registrant)

Date: October 15, 2015	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

