Form 10-K
period 2015-11-30
Valmie Resources, Inc.
filed 2016-03-07
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,468,086.10, based on 63,879,270 shares of common stock and a closing price of $0.43 per share on May 29, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 64,092,035 as of March 4, 2016

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

FORWARD-LOOKING STATEMENTS

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

On April 16, 2014, Fen Holdings & Investments Ltd., a company incorporated in the British Virgin Islands and our majority stockholder (“Fen”), acquired an aggregate of 237,360,000 shares, or approximately 80.1% of our then issued and outstanding common stock from Khurram Shroff, our former sole officer and director.

In July 2014, the landowner notified us that our option to acquire an interest in the Property had been terminated and that the Property had been sold to a third party. Our efforts from that date until the end of our fiscal year ended November 30, 2014, were primarily directed to identifying new development properties.

In early December 2014, Fen determined it was in the best interests of our shareholders to change our business focus from mining to pursuing opportunities for the commercialization of leading edge products and services in the rapidly expanding technology industry. We therefore sought to develop or acquire concepts with valid business models positioned to make a significant impact within the four key technology “megasectors”: software, hardware, networking and semiconductors.

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

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAVs (more commonly referred to as drones). Towards the end of 2014 we rebranded Mr. Hammack’s development efforts to date as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own. On July 15, 2015, we entered into an asset purchase agreement with Mr. Hammack pursuant to which we acquired all of the right, title and interest in and to the intellectual property relating to the AIMD platform in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. Since we did not acquire any patents from Mr. Hammack, we recognized an intangible asset value of $100,000 related to the acquisition.

While in the process of launching the AIMD platform, we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAVs in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located a UAV manufacturer, Vertitek. Vertitek’s hardware and software technology is being designed to enable a sophisticated level of autonomy for UAVs and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek’s under development commercial V-1 DroneSM is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot, which could be connected to, and controlled from, the AIMD platform.

After significant discussion with Vertitek and its principal shareholder, on January 20, 2015, we entered into a letter of intent (the “LOI”) with Vertitek to acquire 100% of the capital stock of Vertitek in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”) on substantially the same terms as the LOI. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary. At the time of the acquisition we identified $3,141 in non-cash assets of Vertitek, mostly development components of the V-1 DroneSM.

Although we have acquired intellectual property both as a result of the Vertitek acquisition and from Mr. Hammack, we have not yet filed for any patent protection in relation to such intellectual property. We intend to protect our intellectual property rights, including trademark and servicemark opportunities, to the maximum extent possible in all jurisdictions in which we may operate. In the near term, we anticipate protecting the trademark and service mark opportunities related to Vertitek, the V-series drones and the AIMD platform.

To date, we have not generated any revenue through the sales of UAVs or the provision of software, hardware or cloud based services. As we are still developing our technologies, we have not yet launched our manufacturing, sales or marketing operations and have not yet identified any customers for our systems or solutions.

We have never declared bankruptcy, receivership or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Our principal executive office is located at 1001 S Dairy Ashford Road, Suite 100, Houston, TX 77077 and our telephone number is (713) 595-6675. Our website address is www.valmie.com.

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

On September 1, 2014, we entered into a consulting agreement with Constant Consulting Corp., a Wyoming corporation (“Constant”), pursuant to which Constant agreed to provide certain consulting services to us, including operational plan and business model structuring, identifying potential development partners, interfacing with third parties to ensure compliance with regulatory requirements, and interfacing with other vendors as requested, for a period of one year in exchange for the payment of $25,000 per month. On February 28, 2015, the parties agreed to terminate the monthly obligation to Constant and that any future work would be compensated on an hourly basis. Our agreement with Constant expired on August 31, 2015 and was not renewed. Other than with regard to the agreement, we are unaware of any relationship between Constant and any of our officers, directors or shareholders.

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

On January 16, 2015, Fen agreed to cancel an aggregate of 237,360,000 shares, or approximately 80.1% of our issued and outstanding common stock, in exchange for the issuance of the 2,000,000 shares of Series “A” preferred stock described above. As a result, the number of issued and outstanding shares of our common stock decreased from 296,400,000 to 59,040,000.

Between August 18, 2014 and March 20, 2015, we issued eight promissory notes to three investors in the aggregate principal amount of $365,000 in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15% and matures two years from the date of issuance. Seven of the eight promissory notes, in the aggregate principal amount of $350,000, were secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof.

On April 6, 2015, we entered into debt conversion agreements with two of the three investors pursuant to which those investors converted an aggregate of $350,000 in debt into 3,500,000 shares of our common stock at a price of $0.10 per share. As part of those debt conversion agreements, the investors agreed to forgive any and all accrued interest and release their respective security interests in our assets, rights or other property.

Also on April 6, 2015, we entered into a debt conversion agreement with one creditor pursuant to which the creditor converted an aggregate of $33,927 in debt into 339,270 shares of our common stock at a deemed price of $0.10 per share.

On July 15, 2015, we entered into an asset purchase agreement with Gerald B. Hammack, our sole officer and director, pursuant to which we acquired all of the right, title and interest in and to the intellectual property relating to the AIMD platform from Mr. Hammack in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. The assets include, but are not limited to, all intellectual property, trade names, trade secrets, trademarks, personnel contracts, web site domains and content, strategic partnerships, publications, operating models, manuals, licenses, and all other confidential information relating to the AIMD platform concept. As a result, Mr. Hammack received an aggregate of 212,765 shares of our common stock.

Mr. Hammack determined the value of his intellectual property based on a good faith estimate of the cost to recreate such intellectual property. While the intellectual property acquired from Mr. Hammack does not include any patents or immediately patentable innovations, we did acquire the software foundation for our under construction AIMD platform. We believe the acquisition reduced our software development schedule by six to nine months.

Between July 30, 2015 and November 30, 2015, we issued six promissory notes to one investor in the aggregate principal amount of $102,500 in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15% and matures two years from the date of issuance. Each of the promissory notes is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof. Since November 30, 2015, we have issued a further two promissory notes to the same investor in the aggregate principal amount of $35,000 on identical terms.

The Vertitek Acquisition

On the Closing Date, we completed the Vertitek acquisition and Vertitek became our wholly owned subsidiary. Vertitek was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe. Vertitek is in the process of developing the V-1 DroneSM, a cutting edge multi-rotor UAV designed specifically to meet the requirements of a growing commercial user base. The assets of Vertitek include, but are not limited to, all intellectual property, trade name, trade secrets, trademarks, personnel contracts, website domain and content, strategic partnerships, manuals, licenses and all other confidential information related to the V-1 DroneSM and other technologies under development by Vertitek.

The Tuverga Agreements

On August 20, 2015, we entered into an equity investment agreement (the “Equity Investment Agreement”) with Tuverga Finance Ltd. (“Tuverga”), pursuant to which Tuverga is irrevocably committed to purchase up to $2.5 million of our common stock over the course of 24 months and may not assign or in any way transfer its rights to purchase such common stock or any interest therein. The aggregate number of shares issuable by us and purchasable by Tuverga under the Equity Investment Agreement is limited by the dollar amount sold, in this instance no more than $2.5 million, and will depend upon the trading price of our shares. When we sell shares to Tuverga, the per share purchase price that Tuverga will pay to us will be determined in accordance with a formula set forth in the Equity Investment Agreement. Generally, with respect to each sale, Tuverga will pay us a per share purchase price equal to fifty percent (50%) of the volume weighted average price of our common stock during the three (3) consecutive trading day period immediately preceding the date of delivery of our request for funds.

In connection with the Equity Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Tuverga. Pursuant to the Registration Rights Agreement, we were obligated to file a registration statement with the SEC covering the shares of common stock underlying the Equity Investment Agreement within 15 days after the execution of the agreement. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the date the registration statement is filed and maintain the effectiveness of such registration statement until the earlier to occur of the date on which (a) Tuverga has sold all of the 10,000,000 shares of our common stock being registered thereunder or (b) we have no right to sell any additional shares to Tuverga under the Equity Investment Agreement.

Our Solutions

Our UAV solutions will consist of aerial data collection hardware, software and data storage solutions for commercial applications. We believe that our systems will collect and analyze the highest quality aerial data in the most efficient manner possible. We are currently developing our software and data storage solutions while we continue to test and refine our prototype hardware units.

AIMD Platform: Autonomous Intelligence for Mobilized Devices

We are creating a powerful and feature-rich system for connecting mobilized machines, drones and robots to enable communication, automation and visibility. We expect to be able to offer choices from dozens of industry applications that are experiencing a growing need for visibility to help maximize operational efficiencies, and have taken into consideration the need for a seamless point of integration, empowering the best-of-both-worlds – including hardware components and process information – to work better together. We developed the AIMD platform as the intersection point for real-time operational intelligence and effective work-flow that is accessible anywhere, anytime.

Our open application program interface (API) and support for industry standards are designed to make it easy to add capabilities, integrate existing systems and innovate with our partners in exciting new ways to harness all the power of their machines, devices and controllers. Designing enterprise-grade scalability and security into the AIMD platform was at the forefront of our functional requirements. In addition, simplicity, reducing the “speed to the field”, and filtering the crucial data are all at the top of our list. Our cloud-based interface provides access to our customers’ own rule-based actions and recognizes and reacts to empower all assets to perform better, even in extreme environments. We believe that our system will differ from existing product offerings because it will be the first of its kind to offer end users clearly defined next step options from a simplified user-friendly interface. In addition, while the majority of our competition is focused on building proprietary hardware and software systems, we are focused on making our solutions compatible with emerging industry standards, allowing solutions to be easily integrated with offerings from other industry participants.

AIMDx – Learning Service Module

AIMDx is part of the predictive intelligence required for next level businesses. Designed as an out-of-the-box external learning application, AIMDx lets clients connect, communicate and collaborate within a secure, cloud-based network regardless of device type. AIMD transforms the data feedback loop into usable information that allows for real-time streamlining of analysis and corrective action. From image analysis to route discrepancies, the AIMDx module drives production and automating information flow for a new level of efficiency, allowing for cross-referencing of first and third-party data sources. Unlike automation software, AIMDx looks for deep contact points of engagement, authentic end-use intelligence and lasting data assessment for use in the field. It’s quick and cost-effective via the cloud, and is focused on helping our customers achieve results

Our Hardware Systems

In collaboration with Vertitek, we are developing the extremely versatile V-1 DroneSM. The multi-rotor platform features a large carbon fiber composite frame with high efficiency brushless motors. To further increase efficiency, the motors include large diameter carbon fiber blades. This provides powerful lift while increasing flight times. State-of-the-art lithium polymer batteries provide power to the rotor with amazing power-to-weight ratios. These batteries not only save weight, but also provide longer flight times than previous generations of batteries. Along with powerful batteries, the V-1 DroneSM will feature a fully autonomous autopilot. The autopilot system is based on the powerful 32-bit Pixhawk controller with many sensors and features. This controller provides more functionality with custom sensor packages. These packages range from Sonar, to GPS mapping, to a live first person view (FPV) of the surroundings. Each multi-rotor system can be customized to fit specific needs by upgrading, optimizing, and personalizing individual components.

Images of the V-1 DroneSM

The following are the hardware specifications for the V-1 DroneSM:

●	fully autonomous 32 bit Pixhawk flight controller

●	lightweight customized carbon fiber frame

●	high capacity lithium polymer batteries

●	high voltage 20 amp brushless speed controllers

●	large 17” carbon fiber propellers

●	available customized sensor packages

To date we have built and tested approximately 10 prototypes of the V-1 DroneSM. Mr. Hammack is allowing us the use of his ranchland to store and test the drones. When necessary we intend to expand our testing area to include farmland and other agricultural areas for real world usability testing.

Suppliers

Both our hardware and software solutions rely on certain outside suppliers for either operational components or software packages upon which our systems are constructed. While we rely heavily on 3D Robotics as our principle supplier for drone components, at this time there are multiple suppliers for almost all of the components that are required in our business and we do not foresee a situation under which we would be unable to receive the items required from these suppliers. Our V-1 DroneSM prototype is constructed mostly from readily available components. When we begin to manufacture the V-1 DroneSM for commercial sale, we will require certain proprietary components such as flight controllers and network interfacers to be manufactured to our specifications. This will limit our supply network and could leave us vulnerable in the event of an issue with such supplier. Where appropriate we will try to diversify our supply network as much as possible to mitigate future supply risks.

Business Plan Implementation Schedule

We will be unable to implement the remainder of our business plan until we are able to secure total financing of approximately $1,500,000. However, there can be no assurance that sufficient financing will be available or available on suitable terms. We have not established a schedule for the completion of specific tasks or milestones contained in our business plan, of which we have implemented approximately 15% as of the date of this annual report, focused mainly on the development of our V-1 DroneSM. Virtually all aspects of our business plan are scalable in terms of size, quality, and effectiveness, and the timing of their execution must be concurrent or near concurrent and progressive over an eighteen-month period. We anticipate that we will require a total of $1,500,000 in order to deliver upon our business goals within a 24-month period.

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

We anticipate that within 24 months, we will be actively marketing our V-1 DroneSM for sale to commercial customers. In order to effectively sell the V-1 DroneSM, we will need to engage a professional sales and marketing team with experience in business-to-business sales. We expect that as the UAV market matures over the coming years there will be opportunities for collaborations with other interested parties which could provide additional markets for our product and services

Characteristics and Make-Up of Target Market

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

Although this industry operates in a highly specialized niche, competition for business will be intense. We will face significant competition in the provision of both software solutions and hardware systems, from the following companies, among others:

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

We have not filed any patents related to our UAV technologies as of the date of this annual report; however, we anticipate that we will begin to complete such filings in the near future.

Research and Development

Our current research and development activities are solely focused on the continued development of the AIMD platform as well as our collaboration on the V-1 DroneSM. We anticipate these efforts will lead to additional products being developed from the foundation of these two systems. If and when we are able to do this, engineering design development will be employed to aid in the development of these systems. At this time, however, we have no plans to pursue pure research and development activities at any point in the future.

Government Regulations

As a provider of technologies and services in the UAV industry we are likely to be subject to extensive regulation at both the federal and municipal levels. This will be especially true if we begin to offer operational services to our customers. We believe that increasing regulation in the drone space will be beneficial not only to our business, but to all commercial drone operators and solution providers. The barriers to entry created by such regulation will only help to differentiate the product and solutions being offered by professional companies versus those that are intended for the consumer marketplace.

The regulatory environment for commercial UAV use has not yet been codified in the United States. In addition to a few recent Federal Aviation Administration (“FAA”) exemptions, the key case, Huerta v. Pirker, has not brought definitive clarity, just more clearly defined positions on both sides of the dispute over the regulated or unregulated use of UAV’s for commercial purposes.

UAV regulations for the United States airspace are still a patchwork of confusing, often contradictory rulings, generally based on regulations, which, in some cases, were codified decades ago. Based on the existing exemptions, those entities and organizations that are anticipating to use UAV’s commercially will be required to receive pilot certifications, including medical certifications, which the FAA has attached to the few exemptions. Operators and pilots are likely to be distinguished. The FAA has recently determined that a drone registry will be implemented in order to more effectively track drones that stray into restricted airspace or are flown in violation of the law. We feel this registry is long overdue and will help to reduce the negative attention paid to the industry when hobbyist operators do not follow common sense guidelines for drone operations.

On the non-FAA side, there will be expanding barriers to entry into the UAV industry, especially if FAA regulations should surprise us with low thresholds for an entry into the commercial field. From homeland security to privacy, there are real and imaginary dangers associated with the expanding use of UAV’s in the United States. As U.S. domestic regulation continues to fall behind that of more forward thinking countries, it may become necessary for UAV companies to focus their efforts and resources outside the United States until such time as UAV regulations become more conducive to the game-changing solutions that can only be delivered by tomorrow’s advanced UAV systems and technologies.

Employees

As of the date of this annual report, we did not have any full-time or part-time employees. We currently rely on the efforts of Gerald B. Hammack, our sole executive officer and director, and Sean Foster, the sole officer and director of Vertitek, to manage our operations. Mr. Hammack dedicates approximately 40 hours per week to the management of our operations along with the oversight of our autonomous vehicle software and hardware development projects, and Mr. Foster dedicates approximately 20 hours per week to the continued development of Vertitek’s autonomous vehicle prototypes. From time to time, we also engage consultants to provide specialized technical and support services, both in the implementation of our corporate structure as well as the advancement of our products and services.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 1001 S Dairy Ashford Road, Suite 100, Houston, TX 77077. We lease this space from Regus Management Group, LLC, at a cost of $179 per month pursuant to a virtual office agreement dated April 1, 2014, as amended on March 19, 2015. We believe that this space is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3. Legal Proceedings

We do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this annual report, we have 64,092,035 shares of common stock issued and outstanding.

Market Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Markets under the symbol “VRMI”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Markets on December 6, 2012. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
November 30, 2015	0.33	0.122
August 31, 2015	0.69	0.22
May 31, 2015	6.00	0.41
February 28, 2015	2.55	0.31
November 30, 2014	0.31	0.31
August 31, 2014	0.31	0.31
May 31, 2014	0.65	0.30
February 28, 2014	0.65	0.65

Holders

As of the date of this annual report there are seven holders of record of our common stock, one of which is Cede & Co.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this annual report, we do not have any compensation plans under which our equity securities are authorized for issuance. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this annual report to adopt such a plan.

Recent Sales of Unregistered Securities

During the past three years, we completed the following issuances of unregistered securities:

On January 20, 2015, we entered into the LOI with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015, we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos, on substantially the same terms as the LOI. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary.

The shares of our common stock issued to Masamos in connection with the acquisition were offered and sold in reliance upon the exemption from registration provided by Rule 903 of Regulation S under the Securities Act (“Regulation S”). Our reliance on Rule 903 of Regulation S was based on the fact that the shares were sold in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts in the United States in connection with the sale of the shares, and Masamos was not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person.

From our inception to the period ended June 30, 2014, our former sole officer and director, Khurram Shroff, made certain unsecured non-interest bearing advances to us in the original principal amount of $33,927. These advances were subsequently assigned to Dome Capital LLC, a non-affiliated third party (“Dome”). On March 31, 2015, we entered into a debt conversion agreement with Dome pursuant to which we issued 339,270 shares of our common stock to Dome in consideration for the cancellation of the debt.

During the period from August 8, 2014 to March 20, 2015, we entered into a series of promissory notes with Shield Investments Inc. (“Shield”) in the aggregate principal amount of $275,000 plus simple interest at an annual interest rate of 15%. These notes were secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the note or thereafter acquired, and all proceeds thereof. On March 31, 2015, we entered into a debt conversion agreement with Shield pursuant to which we issued 2,750,000 shares of our common stock to Shield in consideration for the cancellation of the debt. Upon the issuance of such shares, Shield agreed to waive any then due and payable interest. As a result of the conversion, Shield released all security interests it previously held in our assets.

On November 24, 2014, we entered into a promissory note with Tuverga Finance Ltd. (“Tuverga”) in the principal amount of $75,000 plus simple interest at an annual interest rate of 15%. This note was secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the note or thereafter acquired, and all proceeds thereof. On March 31, 2015, we entered into a debt conversion agreement with Tuverga pursuant to which we issued 750,000 shares of our common stock to Tuverga in consideration for the cancellation of the debt. Upon the issuance of such shares, Tuverga agreed to waive any then due and payable interest. As a result of the conversion, Tuverga released all security interests it previously held in our assets.

On July 15, 2015, we entered into an asset purchase agreement with Gerald B. Hammack, our sole officer and director, pursuant to which we acquired all of the right, title and interest in and to certain intellectual property relating to the AIMD platform in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. As a result, Mr. Hammack received 212,765 shares of our common stock.

We issued the foregoing shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Our reliance on Section 4(a)(2) was based on the fact that none of the issuances involved a “public offering” and each of the debtors provided representations to us that they acquired the shares for investment purposes and not with a view to the distribution thereof in a transaction that would violate the Securities Act or the securities laws of any state of the United States or any other applicable jurisdiction.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended November 30, 2015.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our financial statements are stated in United States dollars (USD or US$) and are prepared in accordance with United States generally accepted accounting principles.

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this annual report.

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have not yet generated any revenue from operations.

Results of Operations

Revenue

We have not generated any revenues since our inception. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months continues to be uncertain.

Expenses

During the year ended November 30, 2015, we incurred $3,210,470 in operating expenses, including $237,605 in professional fees, $52,000 in management fees, $38,143 in general and administrative expenses, $5,578 in transfer agent fees and $2,877,144 in impairment losses. During the year ended November 30, 2014, we incurred $164,155 in operating expenses, including $136,415 in professional fees, $20,000 in management fees, $5,815 in general and administrative expenses and $1,925 in transfer agent fees. The $3,046,315 increase in our operating expenses between the two years was primarily attributable to the significant increases in our impairment losses related to intangible assets acquired during the year and professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014. During the year ended November 30, 2015, our management fees, general and administrative expenses and transfer agent fees also increased due to the general increase in our operations subsequent to the acquisition of Vertitek.

During the year ended November 30, 2015, we also incurred $10,403,232 in other expenses, including a $10,404,422 loss on the settlement of debt, as offset by $1,190 in interest income.

Net Loss

During the year ended November 30, 2015, we incurred a loss from operations of $3,210,470, a net loss of $13,613,702, and a loss per share of $0.15. During the prior year, we incurred a loss from operations and a net loss of $164,155, and a loss per share of $0.00. The increase in our net loss between the two years was attributable to both the increase in our net loss from operations as described above as well as our other expenses, and in particular our significant loss on the settlement of debt and impairment loss.

Liquidity and Capital Resources

As of November 30, 2015, we had $22,876 in cash and cash equivalents, $23,226 in current assets, $55,958 in total assets, $79,092 in current liabilities, $183,829 in total liabilities, a working capital deficit of $55,866 and a retained deficit of $13,937,744.

During the year ended November 30, 2015, we used $355,090 in net cash on operating activities and our accounts payable and accrued liabilities decreased by $22,055. During the year ended November 30, 2014, we used $89,758 in net cash on operating activities, our accounts payable and accrued liabilities increased by $66,592 and our prepaid expenses decreased by $5,000. The majority of our spending on operating activities for the years ended November 30, 2015 and 2014 was attributable to our net loss as described above, as adjusted for the loss on the settlement of debt, impairment loss and changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and transitioning our business focus from mining to pursuing opportunities for the commercialization of products and services in the technology industry.

During the year ended November 30, 2015, we used $52,099 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek and prototype development costs. We did not use any net cash on investing activities during the year ended November 30, 2014.

During the year ended November 30, 2015, we received $417,500 from financing activities, all of which was in the form of proceeds from promissory notes. During the year ended November 30, 2014, we received $102,323 in cash from financing activities, including $65,000 in the form of proceeds from promissory notes and $37,323 in the form of proceeds from a related party.

During the year ended November 30, 2015, our cash position increased by $10,311 due to a combination of our operating, investing and financing activities.

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

Plan of Operations

We will need to raise additional capital to fully develop our business plan. We have a 24-month plan during which we intend to implement our business development and marketing plan. We believe we must raise approximately $1,500,000 to pay for expenses associated with the continued development of our AIMD platform as well as the development and commercialization of the V-1 DroneSM. Of this, we plan to use $500,000 to finance anticipated activities during Phase I of our development plan as described below, and $1,000,000 to finance anticipated activities during Phase II.

Phase I

Description	Estimated Amount ($)
Complete the development of the AIMD platform	200,000
Finalize the design of the V-1 DroneSM	150,000
Hire sales staff to work with potential clients	50,000
Additional working capital to cover general and administrative expenses	100,000
Total	500,000

Phase II

Description	Estimated Amount ($)
Complete small-scale manufacturing of the V-1 DroneSM	500,000
Sales literature, displays and advertising expenses	200,000
Management and consulting fees, employee salaries	200,000
Additional working capital to cover general and administrative expenses	100,000
Total	1,000,000

Many of the developments enumerated in Phase II are dependent on the completion of our Phase I objectives, and both phases are dependent on us obtaining additional financing. There can be no assurance that we will be able to secure such financing, and if we are able to raise some but not all of the funds required to undertake the developments in Phase I and Phase II, our management will likely need to re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds to maintain our reporting status with the SEC and developing our product designs to attract investors.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at November 30, 2015, we had a working capital deficit of $55,866 and a retained deficit of $13,937,744. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to continue in existence is dependent upon, among other things, obtaining additional financing to continue our operations and the operations of Vertitek. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect our financial statements and future operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $22,876 in cash and cash equivalents at November 30, 2015 (November 30, 2014 - $12,565).

Capitalized Prototype Development Costs

Prototype development costs are costs associated with the development of software and hardware related to advance drone fleet technology and are stated at historical cost. Prototype development costs consist of salaries and costs of raw material in development. Until the prototype is substantially completed and ready for its intended use, no depreciation expenses will be incurred. We currently have no depreciation policy with respect to prototype development costs.

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

Item 8. Financial Statements and Supplementary Data

Valmie Resources, Inc.

Index to Consolidated Financial Statements

November 30, 2015

(Stated in US Dollars)

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Kristofer Heaton, CPA
William R. Denney, CPA
To The Board of Directors and Stockholders of
Valmie Resources, Inc.

We have audited the accompanying balance sheet of Valmie Resources, Inc. (the Company) as of November 30, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC
Farmington, Utah
March 4, 2016
240 N. East Promontory
Suite 200
Farmington, Utah 84025
(T) 801.218.3523

heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russell E. Anderson, CPA
Russ Bradshaw, CPA	To the Board of Directors and Management
William R. Denney, CPA	Valmie Resources, Inc.
1001 S Dairy Ashford, Suite 100
Houston, TX 77077

We have audited the accompanying balance sheet of Valmie Resources, Inc. as of November 30, 2014, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2014, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701	The accompanying financial stat The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
March 13, 2015
abcpas.net

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	November 30, 2015	November 30, 2014
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$22,876	$12,565
Prepaid expenses	350	-
Total Current Assets	23,226	12,565
Prototype development (at cost) (Note 2)	32,732	-
Intangible assets (Notes 2 and 3)	-	-
Total Assets	$55,958	$12,565

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$61,195	$83,250
Due to related party (Note 7)	-	44,809
Promissory note (Note 8)	17,897	-
Total Current Liabilities	79,092	128,059
Promissory Notes (Note 8)	104,737	67,805
Total Liabilities	183,829	195,864

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 5)
Authorized:
10,000,000 preferred shares, $0.001 per share (Nil – November 30, 2014)
750,000,000 common shares, $0.001 par value (750,000,000 – November 30, 2014)
Issued and outstanding:
2,000,000 preferred shares (Nil – November 30, 2014)	2,000	-
64,092,035 common shares (296,400,000 – November 30, 2014)	64,092	296,400
Additional paid-in capital	13,743,781	(155,657)
Retained deficit	(13,937,744)	(324,042)
Total Stockholders’ Deficiency	(127,871)	(183,299)

Total Liabilities and Stockholders’ Equity (deficiency)	$55,958	$12,565

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

	Year Ended November 30, 2015	Year Ended November 30, 2014

Revenue	$-	$-

Operating Expenses
General and administrative	38,143	5,815
Management fee (Note 7)	52,000	20,000
Professional fees	237,605	136,415
Transfer agent fees	5,578	1,925
Impairment loss	(2,877,144)	-

Loss from Operations	(3,210,470)	(164,155)

Other Income (Expenses)
Interest	1,190	-
Loss on settlement of debt	(10,404,422)	-
	(10,403,232)	-

Net Loss	$(13,613,702)	$(164,155)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.00)
Weighted Average Number of Common Shares Outstanding	90,336,662	296,400,000

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Deficiency

(Stated in US Dollars)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance – November 30, 2013	296,400,000	296,400	-	-	(155,657)	(159,887)	(19,144)
Loss for the year	-	-	-	-	-	(164,155)	(164,155)
Balance – November 30, 2014	296,400,000	$296,400	-	$-	$(155,657)	$(324,042)	$(183,299)

Exchange of common stock for preferred stock	(237,360,000)	(237,360)	2,000,000	2,000	235,360	-	-
Debt settlement	3,839,270	3,839	-	-	10,784,510	-	10,788,349
Acquisition of subsidiary	1,000,000	1,000	-	-	2,769,000	-	2,770,000
Forgiveness of debt – related party	-	-	-	-	10,781	-	10,781
Acquisition of intangible assets	212,765	213	-	-	99,787	-	100,000
Loss for the year	-	-		-	-	(13,613,702)	(13,613,702)
Balance – November 30, 2015	64,092,035	$64,092	2,000,000	$2,000	$13,743,781	$(13,937,744)	$(127,871)

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year Ended November 30, 2015	Year Ended November 30, 2014

Cash Flows from Operating Activities
Net loss for the year	$(13,613,702)	(164,155)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on settlement of debt by issuing common stock (Note 8)	10,404,422	-
Impairment loss	2,877,144	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(22,055)	66,592
Prepaid expenses	(350)	5,000
Interest accrual	(549)	2,805
Net cash used in operations	(355,090)	(89,758)

Cash Flows from Investing Activities
Advances to Vertitek Inc. (Note 3)	(25,500)
Cash acquired on the acquisition of Vertitek Inc.	6,133	-
Increase in prototype development	(32,732)	-
Net cash used in investing activities	(52,099)	-

Cash Flows from Financing Activities
Proceeds from related party payable	-	37,323
Proceeds from promissory notes	417,500	65,000
Net cash provided by financing activities	417,500	102,323

Change in cash and cash equivalents	10,311	12,565

Cash and cash equivalents - beginning of year	12,565	-

Cash and cash equivalents - end of year	$22,876	12,565

Supplementary Disclosure of Non-Cash Investing & Financing Activity
Issuance of common stock for intangible assets	$2,870,000	$-
Issuance of common stock to settle debt	$383,927	$-

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

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the consolidated financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $22,876 in cash and cash equivalents at November 30, 2015 (November 30, 2014 – $12,565).

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on August 26, 2011 and has not yet realized any revenue from its operations. During the year ended November 30, 2015, the Company changed its business focus from mining to opportunities in the technology industry. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

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

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the consolidated financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded as at November 30, 2015 and 2014.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at November 30, 2015 and 2014, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss as at November 30, 2015 and 2014.

Risks and Uncertainties

The Company’s operations in the technology industry are subject to significant risks and uncertainties including financial, operational, technological, and other risks associated with operating a technology development business.

Capitalized Prototype Development Costs

Prototype development costs are costs associated with the development of software and hardware related to advance drone fleet technology and are stated at historical cost. Prototype development costs consist of salaries and costs of raw material in development. Until the prototype is substantially completed and ready for its intended use, no depreciation expenses will be incurred. The Company currently has no depreciation policy with respect to prototype development costs.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Intangible Assets

Intangible assets with indefinite lives are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable.

Through the acquisition of Vertitek (see Note 3), the Company acquired the V-1 DroneSM and other technologies that constitute the definition of indefinite-lived intangible assets. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the technologies. If it is more likely than not that the fair value of the technologies is greater than the carrying value, no further testing is required. Otherwise, the Company will apply the quantitative impairment test method.

The key assumptions used in estimating the recoverable amounts of the technologies include:

i) the market penetration leading to revenue growth;

ii) the profit margin;

iii) the duration and profile of the build-up period;

iv) the estimated start-up costs and losses incurred during the build-up period; and

v) the discount rate.

Fair value less costs of disposal is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In order to determine the fair value less costs of disposal, the Company uses either a market or income approach. Under a market approach, the Company measures what an independent third party would pay to purchase the technologies by looking to actual market transactions for similar assets. Under an income approach, the fair value is determined to be the sum of the projected discounted cash flows over a discrete period of time in addition to the terminal value.

The value in use amount is the present value of the future cash flows expected to be derived from the asset. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash inflows are discounted at an appropriate discount rate.

The Company determined that the value associated with the technologies under the market approach was indeterminable. Given that the Company has no tentative plans to use the acquired technologies and does not expect any sales or cash inflows associated with the technologies, the entire value of the technologies has been fully impaired as at November 30, 2015.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s consolidated financial statements, but will be implemented in the Company’s future financial reporting when applicable.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases. The FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for the Company beginning on December 1, 2020 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. Currently, the Company’s operations do not include significant leases. The Company is evaluating the potential future impact ASU 2016-02 will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01—Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such these investments may be measured at cost. Given that the Company currently does not hold any equity investments, it does not expect the impact of ASU 2016-01 on its consolidated financial statements to be significant.

In November 2015, the FASB issued ASU 2015-17—Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent assets or noncurrent liabilities. At this time, the Company has not incurred or generated a significant amount of deferred tax assets or liabilities to be recognized on the financial statements (see Note 9). The Company does not expect the impact of ASU 2015-17 on its consolidated financial statements to be significant.

In September 2015, the FASB issued ASU 2015-16—Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 will be effective beginning on January 1, 2016. The Company does not expect the impact of ASU 2015-16 on its consolidated financial statements to be significant.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

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

The acquisition was accounted for as an asset acquisition in accordance with US GAAP as Vertitek did not meet the definition of a business .Vertitek did not consist of sufficient processes (systems, standards, protocols, conventions or rules) that would be able to be applied to those inputs and have the ability to create outputs as required by Accounting Standards Codification 805.

In exchange for common stock of $2,770,000, the Company acquired $18,355 of financial assets, $2,777,145 of intangible assets related to intellectual property and $25,500 of financial liabilities. The total value of the intangible assets related to intellectual property ($2,777,145) was impaired and written-off as of November 30, 2015.

4. Cash and Cash Equivalents

	November 30, 2015	November 30, 2014

Cash on deposit	$22,876	$3,027
Funds held in trust	-	9,538
	$22,876	$12,565

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

On December 3, 2013, the Company’s sole director approved a stock dividend of 59 authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of December 16, 2013. The payment date for the stock dividend was December 17, 2013, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 296,400,000 issued and outstanding shares of common stock, which represents an increase of 291,460,000 shares over its prior total of 4,940,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the consolidated financial statements.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

5. Capital Stock – Continued

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

On December 11, 2014, the Company’s sole director approved the designation of 2,000,000 shares of the Company’s authorized but unissued “blank check” preferred stock, par value $0.001, as Series “A” preferred stock. The shares of Series “A” preferred stock carry certain rights and preferences and may be converted into shares of the Company’s common stock on a 10 for one (1) basis at any time after 18 months from the date of issuance, and that each share of Series “A” preferred stock has voting rights and carries a voting weight equal to 50 shares of common stock.

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

On April 6, 2015, the Company issued 3,500,000 shares of common stock at a deemed price of $0.10 per share in settlement of promissory notes totaling $350,000, including $300,000 in proceeds received during the fiscal year. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt in the amount of $9,485,000.

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

As of November 30, 2015, the Company had 64,092,035 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

At November 30, 2015, the Company had no issued or outstanding stock options or warrants.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 has been incurred as of November 30, 2015) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

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

7. Related Party Transactions

On July 15, 2015, the Company entered into an asset purchase agreement with its current President pursuant to which the Company acquired all of the right, title and interest in and to certain intellectual property from the President in consideration for the issuance of $100,000 worth of common stock on that date at a deemed price of $0.47 per share. As a result, the Company issued 212,765 shares of common stock to the President. The entire $100,000 of intellectual property was impaired and written-off as of November 30, 2015.

During the year ended November 30, 2015, the Company paid management fees of $5,000 (2014 – $10,000) to a former director and $47,000 (2014 – $Nil) to its current President, and converted $33,927 (2014 – $Nil) in debt owed to a former director into common stock resulting in a loss on the settlement of debt in the amount of $919,422. The Company had $10,781 (2014 – $Nil) in debt forgiven by its majority shareholder.

As of November 30, 2015, the Company was obligated to a former director for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $Nil (November 30, 2014 – $19,146). The Company also owed $Nil to its majority shareholder at November 30, 2015 (November 30, 2014 – $25,663).

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

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

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of November 30, 2015, $15,000 was received and interest accrued of $2,897 ($647 as at November 30, 2014).

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

8. Promissory Notes – Continued

During the year ended November 30, 2015, the Company entered into multiple promissory note agreements with an Investor D for an aggregate amount of $102,500. The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. The following are the notes outstanding as at November 30, 2015:

	Principal	Accrued Interest
Note 1 on October 22, 2014 Due October 22, 2016	$15,000	$2,897
Note 2 on July 30, 2015 Due July 30, 2017	$20,000	$1,011
Note 3 on September 2, 2015 Due September 2, 2017	$7,500	$274
Note 4 on October 2, 2015 Due October 2, 2017	$10,000	$242
Note 5 on October 21, 2015 Due October 21, 2017	$15,000	$247
Note 6 on October 29, 2015 Due October 29, 2017	$25,000	$329
Note 7 on November 17, 2015 Due November 17, 2017	$25,000	$134
	$117,500	$5,134

9. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the consolidated financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through November 30, 2015 of $656,178 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $229,662 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2015, 2014, 2013, 2012 are still open for examination by the Internal Revenue Service (IRS).

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

9. Provision for Income Taxes – Continued

	2015

	Amount	Tax Effect (35%)

Net operating losses (including interest income)	$332,136	$116,248

Valuation allowance	$(332,136)	(116,248)

Net deferred tax asset (liability)	$-	$-

	2014

	Amount	Tax Effect (35%)

Net operating losses	$164,155	$57,454

Valuation allowance	$(164,155)	(57,454)

Net deferred tax asset (liability)	$-	$-

10. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2015, the Company had a working capital deficiency of $55,866 (November 30, 2014 – $115,494) and an accumulated deficit of $13,937,744 (November 30, 2014 – $324,042). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to continue in existence is dependent upon, among other things, obtaining additional financing to continue operations and the operations of Vertitek.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

11. Commitments

Pursuant to a Letter of Intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at November 30, 2015, $3,000 has been paid in relation to this agreement.

12. Subsequent Events

Subsequent to year end, the Company entered into two additional promissory notes with Investor D bearing the same terms. One note was entered into on January 4, 2016 for $25,000 and is due on January 4, 2018. The other note was entered into on January 26, 2016 for $10,000 and is due on January 26, 2018.

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

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of November 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting as of November 30, 2015 was not effective, since there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we traditionally have had no independent directors and do not have a system in place to review and monitor internal control over financial reporting.

Management is currently evaluating remediation plans for the deficiencies and will implement changes as time and financial resources allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our bylaws allow the number of directors to be fixed by our Board of Directors. Our Board of Directors has fixed the number of directors at one.

As of the date of this annual report, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position

Gerald B. Hammack	53	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Mr. Hammack has not been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Significant Employees

Other than Mr. Hammack and Mr. Foster, the sole officer and director of Vertitek, we do not expect any other individuals to make a significant contribution to our business at this time.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Markets are not currently required to implement a code of ethics.

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

We do not have any independent directors and have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

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

Name and Principal Position	Year Ended November 30,	Salary ($)	Total ($)

Gerald B. Hammack, Chief Executive Officer (1)	2015	47,000	47,000
	2014	N/A	N/A
Timothy Franklin, former Chief Executive Officer (2)	2015	5,000	5,000
	2014	20,000	20,000
Khurram Shroff, former Chief Executive Officer (3)	2015	N/A	N/A
	2014	-	-

(1)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(2)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014.

(3)	Khurram Shroff was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from September 30, 2013 until April 16, 2014.

Outstanding Equity Awards at Fiscal Year-End

As of the date of this annual report, we do not have any outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of March 4, 2016 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Gerald B. Hammack (3)	212,765	(4)
Common Stock	Timothy Franklin (5)	-	-
Common Stock	Khurram Shroff (6)	-	-
All Officers and Directors as a Group		212,765	(4)
Preferred Stock	Fen Holdings & Investments Limited (7) 10 route de l’Aeroport Geneva, Switzerland CH-1215	2,000,000	100

(1)	We are unaware of any shareholder who directly, or indirectly, controls or is the beneficial owner of more than 5% of our common stock.

(2)	Based on 64,092,035 shares of our common stock and 2,000,000 shares of our Series “A” preferred stock issued and outstanding as of March 4, 2016.

(3)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(4)	Less than 1%.

(5)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014. To our knowledge, Mr. Franklin is not a current shareholder or beneficial owner of any shares of our stock.

(6)	Khurram Shroff was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from September 30, 2013 until April 16, 2014. To our knowledge, Mr. Shroff is not a current shareholder or beneficial owner of any shares of our stock.

(7)	Juergen Krause exercises sole voting and investment power over the securities held by Fen Holdings & Investments Limited.

Changes in Control

As of March 4, 2016, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 16, 2014, Fen, a company incorporated in the British Virgin Islands and our majority stockholder, acquired an aggregate of 237,360,000 shares, or approximately 80.1% of our then issued and outstanding common stock from Khurram Shroff, our former sole officer and director, for the aggregate purchase price of $150,011.52. The acquisition of the shares by Fen was governed by the terms of a stock purchase agreement between Fen and Mr. Shroff dated April 8, 2014. On January 16, 2015, Fen agreed to cancel those shares in exchange for the issuance of 2,000,000 shares of our Series “A” preferred stock.

On January 20, 2015, we entered into the LOI with Vertitek to acquire 100% of the capital stock of that company in exchange for the issuance of shares of our common stock to the principal shareholder of Vertitek, contingent upon certain due diligence requirements. On January 27, 2015, we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos, on substantially the same terms as the LOI. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary.

On July 15, 2015, we entered into an asset purchase agreement with our sole officer and director, Gerald B. Hammack, pursuant to which we acquired all of the right, title and interest in and to certain intellectual property related to the AIMD platform in consideration for the issuance of $100,000 worth of common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. As a result, Mr. Hammack received an aggregate of 212,765 shares of our common stock. The entire $100,000 of intellectual property was impaired and written-off as of November 30, 2015.

During the year ended November 30, 2015, we paid management fees of $5,000 (2014 – $10,000) to Timothy Franklin, our former sole officer and director, and $47,000 (2014 – $Nil) to Mr. Hammack, our current sole officer and director, and converted $33,927 (2014 – $Nil) in debt previously owed to Mr. Shroff, our former sole officer and director, into common stock resulting in a loss on the settlement of debt in the amount of $919,422. Mr. Shroff assigned the debt to Dome Capital LLC prior to its conversion.

During the year ended November 30, 2015, we had $10,781 (2014 – $Nil) in debt forgiven by Fen, our majority stockholder.

As of November 30, 2015, we were obligated to Mr. Shroff for non-interest bearing, unsecured and with no fixed terms of repayment loans with a balance of $Nil (November 30, 2014 – $19,146). We also owed $Nil to Fen at November 30, 2015 (November 30, 2014 – $25,663).

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Heaton & Company PLLC and Anderson Bradshaw PLLC, in connection with the audit of our financial statements for the years ended November 30, 2015 and 2014, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during those years.

	Year Ended November 30, 2015 ($)	Year Ended November 30, 2014 ($)
Audit fees	14,300	14,000
Audit-related fees	-	-
Tax fees	600	750
All other fees	-	-
Total	14,900	14,750

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

Policy on Pre-Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2015.

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

Dated: March 4, 2016	VALMIE RESOURCES, INC.

	By:	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerald B. Hammack	Chairman, President, Chief Executive Officer, Chief Financial Officer,
Gerald B. Hammack	Principal Accounting Officer, Secretary, Treasurer, Director	March 4, 2016

