Form 10-Q
period 2016-02-29
Valmie Resources, Inc.
filed 2016-04-14
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 14, 2016 the registrant had 64,092,035 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Stated in US Dollars)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

(Unaudited)

	February 29, 2016	November 30, 2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$24,858	$22,876
Prepaid expenses	350	350
Total Current Assets	25,208	23,226
Prototype development (at cost)	32,806	32,732
Total Assets	$58,014	$55,958

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$73,505	$61,195
Promissory note (Note 8)	18,458	17,897
Total Current Liabilities	91,963	79,092
Promissory Notes (Note 8)	176,942	104,737
Total Liabilities	268,905	183,829

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 5)
Authorized:
10,000,000 preferred shares, $0.001 per share
750,000,000 common shares, $0.001 par value
Issued and outstanding:
2,000,000 preferred shares	2,000	2,000
64,092,035 common shares	64,092	64,092

Additional paid-in capital	13,743,781	13,743,781
Retained deficit	(14,020,764)	(13,937,744)

Total Stockholders’ Deficiency	(210,891)	(127,871)

Total Liabilities and Stockholders’ Equity	$58,014	$55,958

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015

Revenue	$-	$-

Operating Expenses
General and administrative	11,160	7,003
Management fee (Note 7)	15,000	11,000
Professional fees	50,349	110,060
Transfer agent fees	1,100	446

Loss from Operations	77,609	128,509

Other expenses
Interest	5,411	6,811
	5,411	6,811

Net Loss	$83,020	$135,320

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	64,092,035	182,992,667

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015

Cash Flows from Operating Activities
Net loss	$(83,020)	$(135,320)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,310	(52,929)
Prepaid expenses	-	(350)
Interest accrual	5,266	6,811
Net cash used in operations	(65,444)	(181,788)

Cash Flows from Investing Activities
Advances to Vertitek Inc. (Note 3)	-	(25,500)
Increase in prototype development	(74)	-
Net cash used in investing activities	(74)	(25,500)

Cash Flows from Financing Activities
Proceeds from promissory notes	67,500	200,000
Net cash provided by financing activities	67,500	102,323

Change in cash and cash equivalents	1,982	(7,288)

Cash and cash equivalents - beginning of period	22,876	12,565

Cash and cash equivalents - end of period	$24,858	5,277

Supplementary Disclosure of Non-Cash Investing & Financing Activity
Interest	$-	$-
Income taxes	$-	$-

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

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2015, included in the Company’s Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-Q. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2016, are not necessarily indicative of the results that may be expected for the year ending November 30, 2016.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

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

The acquisition was accounted for as an asset acquisition in accordance with US GAAP as Vertitek did not meet the definition of a business. Vertitek did not consist of sufficient processes (systems, standards, protocols, conventions or rules) that would be able to be applied to those inputs and have the ability to create outputs as required by Accounting Standards Codification 805.

In exchange for common stock of $2,770,000, the Company acquired $18,355 of financial assets, $2,777,145 of intangible assets related to intellectual property and $25,500 of financial liabilities. The total value of the intangible assets related to intellectual property ($2,777,145) was impaired and written-off as of November 30, 2015.

4. Cash and Cash Eequivalents

	February 29, 2016	November 30, 2015

Cash on deposit	$24,858	$22,876
	$24,858	$22,876

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

(Unaudited)

5. Capital Stock (continued)

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

As of February 29, 2016, the Company had 64,092,035 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

At February 29, 2016, the Company had no issued or outstanding stock options or warrants.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

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

To complete the option, the agreement requires the Company to make the following payments and incur the following amounts on exploration and development:

a)	$15,000 cash on September 30, 2011 (paid);

b)	an additional $30,000 cash on September 30, 2013 (not paid);

c)	an additional $60,000 cash on September 30, 2013 (not paid);

d)	an additional $120,000 cash on September 30, 2014 (not paid) and

e)	incur a minimum of $125,000 ($12,654 was incurred as of February 29, 2016) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

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

During the period ended February 29, 2016, the Company paid management fees of $15,000 (2015 – $6,000) to its current President and $Nil (2015 – $5,000) to a former director, and converted $Nil (2015 – $33,927) in debt owed to a former director into common stock resulting in a loss on the settlement of debt in the amount of $Nil (2015 – $919,422). The Company had $Nil (2015 – $10,782) in debt forgiven by its majority shareholder.

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

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of February 29, 2016, $15,000 was received and interest accrued of $3,458 ($2,897 as at November 30, 2015).

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

(Unaudited)

8. Promissory Notes (continued)

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

During the period ended February 29, 2016, the Company entered into multiple promissory note agreements with Investor D for an aggregate amount of $67,500 ($102,500 in aggregate during the year ended November 30, 2015). The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof.

The following are the notes outstanding as at February 29, 2016:

	Principal	Accrued Interest
Note 1 on October 22, 2014 Due October 22, 2016	$15,000	$3,458
Note 2 on July 30, 2015 Due July 30, 2017	$20,000	$1,759
Note 3 on September 2, 2015 Due September 2, 2017	$7,500	$555
Note 4 on October 2, 2015 Due October 2, 2017	$10,000	$616
Note 5 on October 21, 2015 Due October 21, 2017	$15,000	$808
Note 6 on October 29, 2015 Due October 29, 2017	$25,000	$1,264
Note 7 on November 17, 2015 Due November 17, 2017	$25,000	$1,068
Note 8 on January 4, 2016 Due January 4, 2018	$25,000	$575
Note 9 on January 18, 2016 Due January 18, 2018	$10,000	$173
Note 10 on February 2, 2016 Due February 2, 2018	$7,500	$83
Note 11 on February 25, 2016 Due February 25, 2018	$25,000	$41
	$185,000	$10,400

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

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

Deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through February 29, 2016 of $739,198 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $258,719 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at February 29, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 29, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2015, 2014, 2013, 2012 are still open for examination by the Internal Revenue Service (IRS).

10. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 29, 2016, the Company had a working capital deficiency of $66,755 (November 30, 2015 – $55,866) and an accumulated deficit of $14,020,764 (November 30, 2015 – $13,937,744). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

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

11. Commitments

Pursuant to a Letter of Intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at February 29, 2016, $3,000 has been paid in relation to this agreement.

12. Subsequent Events

The Company has evaluated subsequent events from February 29, 2016, through the date these financial statements were issued and determined that there are no additional items to disclose.

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have one wholly owned subsidiary, Vertitek Inc., a Wyoming corporation (“Vertitek”). From our inception until the quarter ended August 31, 2014, we were a mineral exploration company exploring for precious metals, or gold and silver targets. Our property, known as the Carico Lake Valley Property (the “Property”), was located in Lander County, Nevada.

In July 2014, the landowner notified us that our option to acquire an interest in the Property had been terminated and that the Property had been sold to a third party. Our efforts from that date until the end of our fiscal year ended November 20, 2014, were primarily directed to identifying new development properties.

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

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAVs (more commonly referred to as drones). Towards the end of 2014, we rebranded Mr. Hammack’s development efforts as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own. On July 15, 2015, we entered into an asset purchase agreement with Mr. Hammack pursuant to which we acquired all of the right, title and interest in and to the intellectual property relating to the AIMD platform in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. Since we did not acquire any patents from Mr. Hammack, we recognized an intangible asset value of $100,000 related to the acquisition.

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

On January 27, 2015 we entered into a share exchange agreement with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”), to acquire 100% of the capital stock of Vertitek in exchange for the issuance of shares of our common stock to Masamos. On March 31, 2015, the closing of the share exchange agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary.

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

Expenses

During the three months ended February 29, 2016, we incurred $77,609 in operating expenses, including $50,349 in professional fees, $11,160 in general and administrative expenses, $15,000 in management fees and $1,100 in transfer agent fees. During the same period in fiscal 2015, we incurred $128,509 in operating expenses, including $110,060 in professional fees, $7,003 in general and administrative expenses, $11,000 in management fees and $446 in transfer agent fees. The $50,900 decrease in our operating expenses between the two periods was therefore primarily attributable to the significant decrease in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014 that was amended effective February 28, 2015 to cancel the fixed monthly fee. During the three months ended February 29, 2016, our general and administrative expenses and transfer agent fees also increased due to the general increase in our operations subsequent to the acquisition of Vertitek.

During the three months ended February 29, 2016, we also incurred $5,411 in interest expenses, whereas we incurred $6,811 in interest expenses during the same period in fiscal 2015.

Net Loss

During the three months ended February 29, 2016, we incurred a loss from operations of $77,609, a net loss of $83,020, and a net loss per share of $0.00. During the same period in fiscal 2015, we incurred a loss from operations of $128,509, a net loss of $135,320 and a net loss per share of $0.00.

Liquidity and Capital Resources

As of February 29, 2016, we had $24,858 in cash and cash equivalents, $25,208 in current assets, $58,014 in total assets, $91,963 in current liabilities, $268,905 in total liabilities, a working capital deficit of $66,755 and a retained deficit of $14,020,764.

During the three months ended February 29, 2016, we used $65,444 in net cash on operating activities due to net losses and our accounts payable increasing by $12,310. During the same period in fiscal 2015 we used $181,788 in net cash on operating activities due to net losses and our accounts payable decreasing by $52,929. The majority of our spending on operating activities for the three months ended February 29, 2016 and 2015 was attributable to our net loss as described above, as adjusted for changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and transitioning our business focus from mining to pursuing opportunities for the commercialization of products and services in the technology industry.

During the three months ended February 29, 2016, we used $74 in net cash on investing activities. During the same period in fiscal 2015, we used $25,500 in net cash on investing activities, all of which was in the form of advances to Vertitek.

During the three months ended February 29, 2016, we received $67,500 from financing activities, all of which was in the form of proceeds from promissory notes. During the same period in fiscal 2015, we received $200,000 from financing activities, all of which was also in the form of proceeds from promissory notes.

During the three months ended February 29, 2016, our cash position increased by $1,982 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at February 29, 2016, we had a working capital deficit of $66,755 and a retained deficit of $14,020,764. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between December 1, 2015 and February 29, 2016, we issued four promissory notes to Crystal Resource Corp., a Wyoming corporation (“Crystal”), in the aggregate principal amount of $67,500 in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15% and matures two years from the date of issuance. Each of the promissory notes is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof.

We issued the foregoing promissory notes in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Our reliance on Section 4(a)(2) was based on the fact that none of the issuances involved a “public offering” and Crystal provided representations to us that it acquired the shares for investment purposes and not with a view to the distribution thereof in a transaction that would violate the Securities Act or the securities laws of any state of the United States or any other applicable jurisdiction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: April 14, 2016	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

