Form 10-Q/A
period 2016-02-29
Valmie Resources, Inc.
filed 2016-04-26
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the quarterly report on Form 10-Q of Valmie Resources, Inc. for the period ended February 29, 2016 (the “Form 10-Q”), is to correct an error in the “Disclosure Controls and Procedures” section of Item 4 of the Form 10-Q. The sentence stating that the registrant’s disclosure controls and procedures were “effective” as of the date of filing the Form 10-Q applicable for the period covered by the Form 10-Q should have instead stated that they were “not effective”.

No other changes are being made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Incorporated by reference from our quarterly report on Form 10-Q filed with the SEC on April 14, 2016.

(2)	Incorporated by reference from Amendment No. 1 to our quarterly report on Form 10-Q filed with the SEC on April 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALMIE RESOURCES, INC.
(Registrant)

Date: April 26, 2016	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director