Form 10-Q
period 2016-05-31
Valmie Resources, Inc.
filed 2016-07-13
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 13, 2016 the registrant had 66,925,493 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

(Stated in US Dollars)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

(Unaudited)

	May 31, 2016	November 30, 2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$12,785	$22,876
Stock subscription receivable	50,000	-
Prepaid expenses	350	350
Total Current Assets	63,135	23,226

Non-current Assets
Prototype development (at cost)	32,806	32,732
Investment in joint venture (Note 5)	8,384	-
Total Non-current Assets	41,190	32,732

Total Assets	$104,325	$55,958

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$88,575	$61,195
Promissory note (Note 9)	19,025	17,897
Total Current Liabilities	107,600	79,092

Promissory Notes (Note 9)	25,113	104,737

Total Liabilities	132,713	183,829

STOCKHOLDERS’ DEFICIENCY

Capital stock (Note 6)
Authorized:
10,000,000 preferred shares, $0.001 per share
750,000,000 common shares, $0.001 par value
Issued and outstanding:
2,000,000 preferred shares	2,000	2,000
66,452,395 common shares (November 30, 2015 – 64,092,035 common shares)	66,452	64,092

Additional paid-in capital	14,271,421	13,743,781
Retained deficit	(14,368,261)	(13,937,744)

Total Stockholders’ Deficiency	(28,388)	(127,871)

Total Liabilities and Stockholders’ Equity	$104,325	$55,958

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Six Months Ended May 31, 2016	Six Months Ended May 31, 2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	30,262	17,299	41,422	24,302
Management fees (Note 8)	15,000	11,000	30,000	22,000
Professional fees	24,676	58,400	75,025	168,460
Transfer agent fees	2,349	1,707	3,449	2,153

Loss from Operations	(72,287)	(88,406)	(149,896)	(216,915)

Other expenses
Interest	(7,448)	8,001	(12,859)	1,190
Equity loss in joint venture (Note 5)	(1,616)	-	(1,616)	-
Loss on settlement of debt	(266,146)	(10,404,422)	(266,146)	(10,404,422)
	(275,210)	(10,396,421)	(280,621)	(10,403,232)

Net Loss	$(347,497)	$(10,484,827)	$(430,517)	$(10,620,147)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.17)	$(0.01)	$(0.09)

Weighted Average Number of Common Shares Outstanding	64,957,901	61,933,042	64,517,871	121,831,648

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Six Months Ended May 31, 2016	Six Months Ended May 31, 2015

Cash Flows from Operating Activities
Net loss	$(430,517)	$(10,620,147)
Items not affecting cash
Loss on settlement of debt by issuing common stock	266,146	10,404,422
Equity loss in joint venture	1,616	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	27,380	(27,420)
Prepaid expenses	-	(350)
Interest accrual	12,858	(1,037)
Net cash used in operations	(122,517)	(244,532)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	-	(25,500)
Cash acquired on the acquisition of Vertitek Inc.	-	6,132
Investment in joint venture	(10,000)	-
Increase in prototype development	(74)	(13,468)
Net cash used in investing activities	(10,074)	(32,836)

Cash Flows from Financing Activities
Proceeds from promissory notes	122,500	300,000
Net cash provided by financing activities	122,500	300,000

Change in cash and cash equivalents	(10,091)	22,632

Cash and cash equivalents – beginning of period	22,876	12,565

Cash and cash equivalents – end of period	$12,785	$35,197

Supplementary Cash Flow Information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

Supplementary Disclosure of Non-Cash Investing Activity
Issuance of common stock for subsidiary	$-	$2,770,000
Issuance of common stock for settlement of promissory notes	$200,000	$-

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

On April 15, 2016, the Company entered into a Joint Venture Agreement to form AeroLift eXpress LLC (“AeroLift”). The Company owns 50% of AeroLift and has committed funding up to $500,000 to launch the AeroLift business model.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2015, included in the Company’s Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2016, are not necessarily indicative of the results that may be expected for the year ending November 30, 2016.

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

4. Cash and Cash Equivalents

	May 31, 2016	November 30, 2015

Cash on deposit	$12,785	$22,876
	$12,785	$22,876

5. Investment in Partnership

On April 15, 2016, the Company and its partner, James Stafford, a Texas resident (“Stafford”) (collectively the “Members”), organized a joint venture entity, AeroLift Express LLC (“AeroLift”), to develop and launch integrated service and solution offerings utilizing the latest advancements in the UAV industry.

The material terms of the joint venture agreement between the Members are as follows:

●	The Company will contribute to AeroLift startup financing in periodic amounts, the total of which will not exceed $500,000. Such financing will be made available to AeroLift in monthly installments of $25,000 for the first 3 months from the date of execution of the joint venture agreement.

●	AeroLift will set aside a reserve fund, for operations, payroll, expansion, and employee bonuses from AeroLift’s after-tax profit. The ratio of the reserve fund to AeroLift’s after-tax profit will not be lower than 10% and may be a higher percentage with unanimous approval of the Members. The distributed profit, which is the profit after above funds have been allocated, will be distributed to Members, in proportion to their member interests.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

5. Investment in Partnership (continued)

The carrying value of $8,384 at May 31, 2016 (November 30, 2015 - $Nil) includes $10,000 in advances plus the Company’s share of the cumulative net loss of AeroLift of $1,616 (November 30, 2015 - $Nil).

Summary of financial information of AeroLift

For the period ended May 31,

	2016	2015

Office expenses	$232	$-
Travel	3,000	-
Net loss for the period	$3,232	$-

6. Capital Stock

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

6. Capital Stock (continued)

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

On April 26, 2016, the Company issued 2,000,000 shares of common stock at a deemed price of $0.10 per share in settlement of promissory notes totaling $200,000. The stock was valued at the $0.24 trading price per share, resulting in a loss on the settlement of debt in the amount of $280,000.

On May 9, 2016, the Company issued 360,360 shares of common stock to an investor at a deemed price of $0.14 per share. Total proceeds of $50,000 were received subsequent to the period ended May 31, 2016.

As of May 31, 2016, the Company had 66,452,395 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

At May 31, 2016, the Company had no issued or outstanding stock options or warrants.

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

During the period ended May 31, 2016, the Company paid management fees of $30,000 (2015 – $17,000) to its current President and $Nil (2015 – $5,000) to a former director, and converted $Nil (2015 – $33,927) in debt owed to a former director into common stock resulting in a loss on the settlement of debt in the amount of $Nil (2015 – $919,422). The Company had $Nil (2015 – $10,782) in debt forgiven by its majority shareholder.

9. Promissory Notes

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

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of May 31, 2016, $15,000 was received and interest accrued of $4,025 ($2,897 as at November 30, 2015).

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

During the period ended May 31, 2016, the Company entered into multiple promissory note agreements with Investor D for an aggregate amount of $122,500 ($102,500 in aggregate during the year ended November 30, 2015). The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. On April 26, 2016, $200,000 of the promissory notes was settled through the issuance of 2,000,000 shares of common stock, and the associated accrued interest of $13,854 was waived. The Company recognized a loss of $266,146 in connection with the debt settlement.

The following are the long-term notes outstanding as at May 31, 2016:

	Principal	Accrued Interest
May 20, 2016 Due May 20, 2018	$25,000	$113
	$25,000	$113

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

10. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at May 31, 2016, the Company had a working capital deficiency of $44,465 (November 30, 2015 – $55,866) and an accumulated deficit of $14,368,261 (November 30, 2015 – $13,937,744). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

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

11. Commitments

Pursuant to a letter of intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at May 31, 2016, $3,000 has been paid in relation to this obligation.

12. Subsequent Events

Subsequent to the period ended May 31, 2016, the Company issued 317,360 shares of common stock to an investor at a deemed price of $0.32 per share for total proceeds of $100,000, and a further 155,738 shares of common stock to the same investor at a deemed price of $0.6421 per share for additional proceeds of $100,000.

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have one wholly owned subsidiary, Vertitek Inc., a Wyoming corporation (“Vertitek”), and a 50% interest in a joint venture entity, AeroLift eXpress, LLC, a Wyoming limited liability corporation (“AeroLift”). From our inception until the quarter ended August 31, 2014, we were a mineral exploration company exploring for precious metals, or gold and silver targets. Our property, known as the Carico Lake Valley Property (the “Property”), was located in Lander County, Nevada.

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

On April 15, 2016, we entered into a joint venture agreement with James Stafford to form AeroLift (the “Joint Venture Agreement”). Pursuant to the Joint Venture Agreement, we currently own 50% of AeroLift and have committed funding up to $500,000 to launch the AeroLift business model. AeroLift is led by a team of military trained pilots, mission commanders and specialists with more than 60 years of combined aviation experience. AeroLift’s aircraft are military grade construction adapted for commercial applications. Together with state of the art ground control stations and flight control software, AeroLift intends to deliver cutting edge unmanned services to clients in a variety of challenging environments.

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

Three Months ended May 31, 2016 and 2015

Expenses

During the three months ended May 31, 2016, we incurred $72,287 in operating expenses, including $24,676 in professional fees, $30,262 in general and administrative expenses, $15,000 in management fees and $2,349 in transfer agent fees. During the same period in fiscal 2015, we incurred $88,406 in operating expenses, including $58,400 in professional fees, $17,299 in general and administrative expenses, $11,000 in management fees and $1,707 in transfer agent fees. The $16,119 decrease in our operating expenses between the two periods was therefore primarily attributable to the significant decrease in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014 that was amended effective February 28, 2015 to cancel the fixed monthly fee. During the three months ended May 31, 2016, our general and administrative expenses increased due to a general increase in our operations.

During the three months ended May 31, 2016, we incurred a $266,146 loss on the settlement of debt, all of which was related to issuances of common stock to one creditor below market value, whereas we incurred a $10,404,422 loss on the settlement of debt during the same period in fiscal 2016. That loss was entirely due to issuances of common stock to various creditors that we completed on April 6, 2015, including 3,500,000 shares pursuant to the settlement of various promissory notes at a deemed price of $0.10 per share, which was well below the market price of our common stock on that day.

During the three months ended May 31, 2016, we also incurred $7,448 in interest expenses, whereas we received $8,001 in interest during the same period in fiscal 2015.

Net Loss

During the three months ended May 31, 2016, we incurred a net loss from operations of $72,287, a net loss of $347,497, and a net loss per share of $0.01. During the same period in fiscal 2015, we incurred a net loss from operations of $88,406, a net loss of $10,484,827, and a net loss per share of $0.17.

Six Months ended May 31, 2016 and 2015

Expenses

During the six months ended May 31, 2016, we incurred $149,896 in operating expenses, including $75,025 in professional fees, $41,422 in general and administrative expenses, $30,000 in management fees and $3,449 in transfer agent fees. During the same period in fiscal 2015, we incurred $216,915 in operating expenses, including $168,460 in professional fees, $24,302 in general and administrative expenses, $22,000 in management fees and $2,153 in transfer agent fees. The decrease in our operating expenses between the two periods was largely attributable to the decrease in our professional fees as described above, as offset by a much smaller increase in our general and administrative expenses.

Net Loss

During the six months ended May 31, 2016, we incurred a net loss from operations of $149,896, a net loss of $430,517, and a net loss per share of $0.01. During the same period in fiscal 2015, we incurred a net loss from operations of $216,915, a net loss of $10,620,147 and a net loss per share of $0.09.

Liquidity and Capital Resources

As of May 31, 2016, we had $12,785 in cash and cash equivalents, $63,135 in current assets, $104,325 in total assets, $107,600 in current liabilities, $132,713 in total liabilities, a working capital deficit of $44,465 and a retained deficit of $14,368,261.

During the six months ended May 31 2016, we used $122,517 in net cash on operating activities due to a combination of our adjusted net loss and our accounts payable increasing by $27,380. During the same period in fiscal 2015 we used $244,532 in net cash on operating activities due to our adjusted net loss and a $27,420 decrease in our accounts payable. The majority of our spending on operating activities for the six months ended May 31, 2016 and 2015 was attributable to our net loss as described above, as adjusted for any loss on the settlement of debt, and was associated with carrying out our reporting obligations under applicable securities laws and pursuing opportunities for the commercialization of products and services in the technology industry.

During the six months ended May 31, 2016, we used $10,074 in net cash on investing activities, including our initial $10,000 investment in AeroLift. During the same period in fiscal 2015, we used $32,836 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek.

During the six months ended May 31, 2016, we received $122,500 from financing activities, all of which was in the form of proceeds from promissory notes. During the same period in fiscal 2015, we received $300,000 from financing activities, all of which was also in the form of proceeds from promissory notes.

During the six months ended May 31, 2016, our cash position decreased by $10,091 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at May 31, 2016, we had a working capital deficit of $44,465 and a retained deficit of $14,368,261. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the date of filing this report applicable for the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between March 1, 2016 and April 26, 2016, we issued two promissory notes to Crystal Resource Corp., a Wyoming corporation (“Crystal”), in the aggregate principal amount of $30,000 in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15% and matures two years from the date of issuance. Each of the promissory notes is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof. On May 20, 2016, we issued one additional promissory note to Crystal in the principal amount of $25,000 and on identical terms to the notes described above in exchange for an advance to us in an identical amount.

We issued the foregoing promissory notes in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Our reliance on Section 4(a)(2) was based on the fact that none of the issuances involved a “public offering” and Crystal provided representations to us that it acquired the notes for investment purposes and not with a view to the distribution thereof in a transaction that would violate the Securities Act or the securities laws of any state of the United States or any other applicable jurisdiction.

On April 26, 2016, we entered into a debt conversion agreement with Crystal pursuant to which Crystal agreed to convert an aggregate of $200,000 owed to by us under those promissory notes, as well as 10 additional promissory notes issued between July 20, 2015 and February 29, 2016, into 2,000,000 shares of our common stock at a deemed price of $0.10 per share. In connection with the debt conversion, Crystal agreed to forgive any and all accrued interest on the various notes issued prior to that date.

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

VALMIE RESOURCES, INC.
(Registrant)

Date: July 13, 2016	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

