Form 10-Q
period 2016-08-31
Valmie Resources, Inc.
filed 2016-10-12
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 12, 2016 the registrant had 67,263,311 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(Stated in US Dollars)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

(Unaudited)

	August 31, 2016	November 30, 2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$45,717	$22,876
Subscription receivable	100,000	-
Prepaid expenses	350	350
Total Current Assets	146,067	23,226

Non-current Assets
Prototype development (at cost)	34,019	32,732
Investment in joint venture (Note 5)	63,611	-
Total Non-current Assets	97,630	32,732

Total Assets	$243,697	$55,958

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$25,841	$61,195
Promissory note (Note 9)	19,592	17,897
Total Current Liabilities	45,433	79,092

Promissory Notes (Note 9)	-	104,737

Total Liabilities	45,433	183,829

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 6)
Authorized:
10,000,000 preferred shares, $0.001 per share
750,000,000 common shares, $0.001 par value
Issued and outstanding:
2,000,000 preferred shares	2,000	2,000
67,263,311 common shares (November 30, 2015 – 64,092,035 common shares)	67,263	64,092

Additional paid-in capital	14,667,600	13,743,781
Retained deficit	(14,538,599)	(13,937,744)

Total Stockholders’ Equity (Deficiency)	198,264	(127,871)

Total Liabilities and Stockholders’ Equity	$243,697	$55,958

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2016	Nine Months Ended August 31, 2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	43,353	(3,826)	84,775	20,476
Management fees (Note 8)	22,500	15,000	52,500	37,000
Professional fees	45,263	177,280	120,288	345,740
Transfer agent fees	1,995	1,775	5,444	3,928

Loss from Operations	(113,111)	(190,229)	(263,007)	(407,144)

Other expenses
Interest	(454)	-	(13,313)	1,190
Equity loss in joint venture (Note 5)	(56,773)	-	(58,389)	-
Loss on settlement of debt	-	-	(266,146)	(10,404,422)
	(57,227)	-	(337,848)	(10,403,232)

Net Loss	$(170,338)	$(190,229)	$(600,855)	$(10,810,376)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.07)

Weighted Average Number of Common Shares Outstanding	66,897,141	63,987,965	65,310,610	150,774,391

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended August 31, 2016	Nine Months Ended August 31, 2015

Cash Flows from Operating Activities
Net loss	$(600,855)	$(10,810,376)
Items not affecting cash
Loss on settlement of debt by issuing common stock	266,146	10,404,422
Equity loss in joint venture	58,389	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(35,355)	116,342
Prepaid expenses	-	(350)
Interest accrual	13,313	(313)
Net cash used in operations	(298,362)	(290,275)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	-	(25,500)
Cash acquired on the acquisition of Vertitek Inc.	-	6,132
Investment in joint venture	(122,000)	-
Increase in prototype development	(1,287)	(20,220)
Net cash used in investing activities	(123,287)	(39,588)

Cash Flows from Financing Activities
Proceeds from promissory notes	172,500	320,000
Repayment of promissory notes	(75,000)	-
Proceeds from sale of common stock	346,990	-
Net cash provided by financing activities	444,490	320,000

Change in cash and cash equivalents	22,841	(9,863)

Cash and cash equivalents – beginning of period	22,876	12,565

Cash and cash equivalents – end of period	$45,717	$2,702

Supplementary Cash Flow Information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

Supplementary Disclosure of Non-Cash Investing Activity
Issuance of common stock for subsidiary	$-	$2,770,000
Issuance of common stock for settlement of promissory notes	$200,000	$383,927
Issuance of common stock for intangible asset	$-	$100,000

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

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2015, included in the Company’s Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016.

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

4. Cash and Cash Equivalents

	August 31, 2016	November 30, 2015

Cash on deposit	$45,717	$22,876
	$45,717	$22,876

5. Investment in Partnership

On April 15, 2016, the Company and its partner, James Stafford, a Texas resident (“Stafford”) (collectively the “Members”), organized a joint venture entity, AeroLift Express LLC (“AeroLift”), to develop and launch integrated service and solution offerings utilizing the latest advancements in the UAV industry.

The material terms of the joint venture agreement between the Members are as follows:

●	The Company will contribute to AeroLift startup financing in periodic amounts, the total of which will not exceed $500,000. Such financing will be made available to AeroLift in monthly installments of $25,000 for the first 3 months from the date of execution of the joint venture agreement (paid).

●	AeroLift will set aside a reserve fund, for operations, payroll, expansion, and employee bonuses from AeroLift’s after-tax profit. The ratio of the reserve fund to AeroLift’s after-tax profit will not be lower than 10% and may be a higher percentage with unanimous approval of the Members. The distributed profit, which is the profit after above funds have been allocated, will be distributed to Members, in proportion to their member interests.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

5. Investment in Partnership (continued)

The carrying value of $63,611 at August 31, 2016 (November 30, 2015 – $Nil) includes $122,000 in advances plus the Company’s share of the cumulative net loss of AeroLift of $58,389 (November 30, 2015 – $Nil).

Summary of financial information of AeroLift

For the period ended August 31,

	2016	2015

General and administrative	$10,371	$-
Payroll	19,282	-
Subcontractors	53,672	-
Travel and promotion	33,453	-
Net loss for the period	$116,778	$-

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

On May 9, 2016, the Company issued 360,360 shares of common stock to an investor at a deemed price of $0.14 per share for proceeds of $50,000.

On June 20, 2016, the Company issued 317,360 shares of common stock to an investor at a deemed price of $0.32 per share for proceeds of $100,000.

On June 29, 2016, the Company issued 155,738 shares of common stock to an investor at a deemed price of $0.64 per share for net proceeds of $98,495.

On July 14, 2016, the Company issued 127,114 shares of common stock to an investor at a deemed price of $0.79 per share for net proceeds of $98,495.

On August 25, 2016, the Company issued 210,704 shares of common stock to an investor at a deemed price of $0.47 per share. Total proceeds of $100,000 were received subsequent to the period ended August 31, 2016 and the amount is recorded as subscription receivable on the balance sheet.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

6. Capital Stock (continued)

As of August 31, 2016, the Company had 67,263,311 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

At August 31, 2016, the Company had no issued or outstanding stock options or warrants.

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

d)	an additional $120,000 cash on September 30, 2014 (not paid); and

e)	incur a minimum of $125,000 ($12,654 was incurred as of February 29, 2016) on exploration and development work by December 31, 2013 and every subsequent year thereafter, through 2014.

The entity that owns the Property made the 2014 payments due to the Bureau of Land Management, Nevada (“BLM”) and Lander County. The payments ($6,406) are reflected in accounts payable and accrued liabilities and the annual exploration and development work.

The Company was responsible for any and all property payments due to any government authority on the property during the term of the option agreement (BLM: $3,920 yr., Lander County: $294 yr.).

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

During the period ended August 31, 2016, the Company paid management fees of $52,500 (2015 – $32,000) to its current President and $Nil (2015 – $5,000) to a former director, and converted $Nil (2015 – $33,927) in debt owed to a former director into common stock resulting in a loss on the settlement of debt in the amount of $Nil (2015 – $919,422). The Company had $Nil (2015 – $10,782) in debt forgiven by its majority shareholder.

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

On October 7, 2014, the Company entered into another promissory note agreement with Investor A for an aggregate amount of $25,000 plus simple interest at an annual interest rate of 15%, repayable on October 7, 2016. On April 6, 2015, the promissory note was settled through the issuance of 250,000 shares of common stock. The Company recognized a loss of $677,500 in connection with the debt settlement.

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. As of August 31, 2016, $15,000 was received and interest accrued of $4,592 ($2,897 as at November 30, 2015).

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

During the period ended August 31, 2016, the Company entered into multiple promissory note agreements with Investor D for an aggregate amount of $172,500 ($102,500 in aggregate during the year ended November 30, 2015). The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. On April 27, 2016, $200,000 of the promissory notes was settled through the issuance of 2,000,000 shares of common stock, and the associated accrued interest of $13,854 was waived. The Company recognized a loss of $266,146 in connection with the debt settlement. During the period ended August 31, 2016, the Company repaid the remaining promissory notes in full for an aggregate amount of $75,000.

10. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2016, the Company had working capital of $634 (November 30, 2015 – working capital deficiency of $55,866) and an accumulated deficit of $14,538,599 (November 30, 2015 – $13,937,744). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to continue in existence is dependent upon, among other things, obtaining additional financing to continue operations and the operations of both Vertitek and Aerolift.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11. Commitments

Pursuant to a letter of intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at August 31, 2016, $3,000 has been paid in relation to this obligation.

12. Subsequent Events

The Company has evaluated subsequent events from August 31, 2016, through the date these financial statements were issued and determined that there are no additional items to disclose.

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

While in the process of launching the AIMD platform, we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAVs in order to design and build prototype units to test and refine our product and service offerings. After extensive investigation we located a UAV manufacturer, Vertitek. Vertitek’s hardware and software technology is being designed to enable a sophisticated level of autonomy for UAVs and other autonomous mobilized devices, including precision guidance controls and advanced safety features. Vertitek has several under development commercial UAVs, each of which is a multi-rotor platform that incorporates an integrated, fully autonomous autopilot that can be connected to, and controlled from, the AIMD platform.

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

On April 15, 2016, we entered into a joint venture agreement with James Stafford to form AeroLift (the “Joint Venture Agreement”). Pursuant to the Joint Venture Agreement, we currently own 50% of AeroLift and have committed funding up to $500,000 to launch the AeroLift business model, of which $122,000 had been advanced as of August 31, 2016. AeroLift is led by a team of military trained pilots, mission commanders and specialists with more than 60 years of combined aviation experience. AeroLift’s aircraft are military grade construction adapted for commercial applications. Together with state of the art ground control stations and flight control software, AeroLift intends to deliver cutting edge unmanned services to clients in a variety of challenging environments.

To date, we have not generated any revenue through the sales of UAVs or the provision of software, hardware or cloud based services, either through Vertitek, AeorLift or otherwise. As we are still developing our technologies, we have not yet launched our manufacturing, sales or marketing operations and have not yet identified any customers for our systems or solutions.

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

Three Months ended August 31, 2016 and 2015

Expenses

During the three months ended August 31, 2016, we incurred $113,111 in operating expenses, including $45,263 in professional fees, $43,353 in general and administrative expenses, $22,500 in management fees and $1,995 in transfer agent fees. During the same period in fiscal 2015, we incurred $190,229 in operating expenses, including $177,280 in professional fees, $15,000 in management fees and $1,775 in transfer agent fees, as offset by a $3,286 gain in general and administrative expenses. The $77,118 decrease in our operating expenses between the two periods was therefore primarily attributable to the significant decrease in our professional fees, which was in turn related to our obligations under a consulting agreement we entered into on September 1, 2014 that was amended effective February 28, 2015 to cancel the fixed monthly fee. During the three months ended August 31, 2016, however, our general and administrative expenses increased due to a general increase in our operations.

During the three months ended August 31, 2016, we incurred other expenses of $57,227, including a $56,773 equity loss associated with the AeroLift joint venture and $454 in interest expenses, whereas we did not incur any other expenses during the same period in fiscal 2015.

Net Loss

During the three months ended August 31, 2016, we incurred a net loss from operations of $113,111, a net loss of $170,338, and a net loss per share of $0.00. During the same period in fiscal 2015, we incurred a net loss from operations of $190,229, which was equal to our net loss, and a net loss per share of $0.00.

Nine Months ended August 31, 2016 and 2015

Expenses

During the nine months ended August 31, 2016, we incurred $263,007 in operating expenses, including $120,288 in professional fees, $84,775 in general and administrative expenses, $52,500 in management fees and $5,444 in transfer agent fees. During the same period in fiscal 2015, we incurred $407,144 in operating expenses, including $345,740 in professional fees, $20,476 in general and administrative expenses, $37,000 in management fees and $3,928 in transfer agent fees. The decrease in our operating expenses between the two periods was largely attributable to the decrease in our professional fees as described above, as offset by increases in our general and administrative expenses and management fees.

During the three months ended August 31, 2016, we incurred other expenses of $337,855, including a $337,848 loss on the settlement of debt, all of which was related to issuances of common stock to one creditor below market value, a $58,389 equity loss associated with the AeroLift joint venture, and $13,313 in interest expenses. During the same period in fiscal 2015, we incurred other expenses of $10,403,232, including a $10,404,422 loss on the settlement as offset by an interest gain of $1,190. That loss on the settlement of debt was entirely due to issuances of common stock to various creditors that we completed on April 6, 2015, including 3,500,000 shares pursuant to the settlement of various promissory notes at a deemed price of $0.10 per share, which was well below the market price of our common stock on that day.

Net Loss

During the nine months ended August 31, 2016, we incurred a net loss from operations of $263,007, a net loss of $600,855, and a net loss per share of $0.01. During the same period in fiscal 2015, we incurred a net loss from operations of $407,144, a net loss of $10,810,376 and a net loss per share of $0.07.

Liquidity and Capital Resources

As of August 31, 2016, we had $45,717 in cash and cash equivalents, $146,067 in current assets, $243,697 in total assets, $45,433 in current and total liabilities, a working capital surplus of $100,634 and a retained deficit of $14,538,599.

During the nine months ended August 31, 2016, we used $298,362 in net cash on operating activities due to a combination of our adjusted net loss and certain changes in our operating assets and liabilities, including a $35,355 decrease in our accounts payable and $13,313 in interest accrual. During the same period in fiscal 2015 we used $290,275 in net cash on operating activities due primarily to our adjusted net loss and a $116,342 increase in our accounts payable. The majority of our spending on operating activities for the nine months ended August 31, 2016 and 2015 was attributable to our net loss as described above, as adjusted for any equity loss on the AeroLift joint venture and loss on the settlement of debt, and was associated with carrying out our reporting obligations under applicable securities laws and pursuing opportunities for the commercialization of products and services in the technology industry.

During the nine months ended August 31, 2016, we used $123,287 in net cash on investing activities, including our initial $122,000 investment in AeroLift. During the same period in fiscal 2015, we used $39,588 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek and prototype development costs.

During the nine months ended August 31, 2016, we received $444,490 from financing activities, including $346,990 in proceeds from the sale of our common stock and $172,500 in proceeds from promissory notes, as offset by a $75,000 promissory note repayment. During the same period in fiscal 2015, we received $320,000 from financing activities, all of which was in the form of proceeds from promissory notes.

During the nine months ended August 31, 2016, our cash position increased by $22,841 due to a combination of our operating, investing and financing activities.

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

Plan of Operations

We will need to raise additional capital to carry out our business plan. We have a 24-month plan during which we intend to implement business development and marketing initiatives in order to create a vertically integrated UAV goods and services provider that covers all operational areas from technology development to the end user experience.

We believe we must raise approximately $1,900,000 to pay for expenses associated with the development and commercialization of the products and services being offered by us, Vertitek and AeroLift. Of this, we plan to use $1,150,000 to finance our general and administrative expenses as well as acquire new equipment and systems, which we in turn plan to lease to our subsidiaries; $250,000 to develop Vertitek and its latest offering, Vertitek Racing; and $500,000 to help launch AeroLift.

Valmie

Description	Estimated Amount ($)
General and administrative expenses (including management fees and professional fees)	500,000
Acquisition of equipment and UAV systems	400,000
Software application and development	250,000
Total	1,150,000

During the next 24 months, we will continue to focus on integrating and leveraging our operating subsidiaries, Vertitek and AeroLift, to develop and expand our position within the commercial UAV industry. We plan to seek acquisition opportunities or joint venture partners that will allow us to enter under-developed or under-served segments of the market, and intend to form a leasing entity through which we will acquire the systems and technologies required by our operating subsidiaries and lease them at commercially reasonable rates. Using this leasing system, we will be able to maintain control of our capital assets and allow our subsidiaries to focus solely on revenue generating activities and serving the needs of their customers.

Vertitek

Description	Estimated Amount ($)
General and administrative expenses	100,000
Hardware/software engineering and development	75,000
Development of Vertitek Racing	50,000
Tooling and inventory	25,000
Total	250,000

As Vertitek continues to develop its product line of customized drone platforms and systems, it will expand its service offerings to include specialized engineering and development support for us, AeroLift and any other entities in which we may acquire an interest. The Vertitek Racing team and its competition schedule will allow engineers to use real world testing and results to continue the development of Vertitek’s offerings.

AeroLift

Description	Estimated Amount ($)
General and administrative expenses	300,000
Live demonstrations and sales-related activities	75,000
Lease payments on UAV systems and technology	50,000
Hardware/software engineering and development	50,000
Sales literature, displays and convention expenses	25,000
Total	500,000

We anticipate that the next 24 months will be an exciting time for AeroLift as it continues to work towards providing both time-critical UAV delivery services and actionable intelligence delivered through military grade UAV systems not currently available to the general public. A series of full-scale public and private demonstrations are planned for the winter of 2016, which will showcase for potential customers the cost savings and safety benefits of using the services AeroLift offers.

Continued Funding

We believe that the remaining funding available to us under our Equity Investment Agreement with Tuverga Finance Ltd. (“Tuverga”) will be sufficient to cover our needs for the next 24 months. In the event that we require additional financing, such as for the acquisition of UAV systems, we will likely approach Tuverga to participate in a separate transaction related solely to the acquisition of those assets. We believe Tuverga would be willing to participate under commercially reasonable terms.

If we are unable to agree to terms with Tuverga, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as loans from our existing shareholders in order to finance our business activities. We cannot guarantee that additional funding will be available on favourable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at August 31, 2016, we had a working capital surplus of $634 and a retained deficit of $14,538,599. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to continue in existence is dependent upon, among other things, obtaining additional financing to continue our operations and the operations of both Vertitek and AeroLift. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 1, 2016 and August 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. We did, however, issue an aggregate of 1,171,276 shares of our common stock to Tuverga during that period in exchange for net proceeds of $346,990 plus a further $100,000 that was received subsequent to August 31, 2016 and recorded as subscription receivable on our balance sheet.

We issued the foregoing shares pursuant to an equity investment agreement and accompanying registration rights agreement with Tuverga dated August 20, 2015. Such shares were included in our registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission on March 29, 2016.

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

VALMIE RESOURCES, INC.
(Registrant)

Date: October 12, 2016	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

