Form 10-K
period 2016-11-30
Valmie Resources, Inc.
filed 2017-03-14
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-180424

VALMIE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3124748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2603 Augusta Drive, Suite 840 Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

(713) 595-6675

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $36,438,420, based on 66,239,630 shares of common stock and a closing price of $0.5501 per share on May 31, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 69,037,885 as of March 14, 2017

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by any forward-looking statements due to a number of factors. These forward-looking statements are made as of the date of this annual report, and we assume no obligation to update such forward-looking statements.

The discussion of our financial condition and results of operations in this annual report is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this annual report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

On April 16, 2014, FEN Holdings & Investments Ltd., a company incorporated in the British Virgin Islands (“FEN”), became our majority stockholder by acquiring an aggregate of 237,360,000 shares, or approximately 80.1% of our then issued and outstanding common stock, from Khurram Shroff, our former sole officer and director.

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

Over the past several years, Mr. Hammack has been developing a series of software platforms and technologies designed to provide the near real-time data processing required by the ever-expanding use of commercial Unmanned Aerial Vehicles or UAVs (more commonly referred to as drones).  Towards the end of 2014 we rebranded Mr. Hammack’s development efforts to date as the AIMD (Automated Intelligence for Mobile Devices) data processing platform and adopted them as our own.  On July 15, 2015, we entered into an asset purchase agreement with Mr. Hammack pursuant to which we acquired all of the right, title and interest in and to the intellectual property relating to the AIMD platform in consideration for the issuance of $100,000 worth of our common stock to Mr. Hammack on that date at a deemed price of $0.47 per share. Since we did not acquire any patents from Mr. Hammack, we recognized an intangible asset value of $100,000 related to the acquisition, which was impaired and written-off as of November 30, 2015.

While in the process of launching the AIMD platform, we determined that it would be necessary to find a partner that had the technology and experience in the design and manufacture of UAVs in order to design and build a prototype unit to test and refine our product and service offerings. After extensive investigation we located a UAV manufacturer, Vertitek. Vertitek’s technologies are being designed to enable a sophisticated level of autonomy for UAVs and other autonomous mobilized devices, including precision guidance controls and advanced safety features. The company was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe, and its under development commercial UAV’s include multi-rotor and fixed wing models.

On January 27, 2015 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”), to acquire 100% of the capital stock of Vertitek in exchange for the issuance of shares of our common stock to Masamos. On March 31, 2015, the closing of the Share Exchange Agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary and we acquired all the assets of Vertitek including, but not limited to, all intellectual property, trade names, trade secrets, trademarks, personnel contracts, website domain and content, strategic partnerships, manuals, licenses and all other confidential information related to the V-1 drone system and other technologies under development by Vertitek.

In 2016, Vertitek formed the Vertitek Racing team in order to participate in the burgeoning drone racing industry. Vertitek maintains a team of sponsored pilots who fly in these events on behalf of Vertitek Racing, and has also designed a series of racing specific drone frames that it manufactures and sells to other drone operators both through traditional retail methods as well as from its own interactive e-commerce platform.

Although we acquired intellectual property both as a result of the Vertitek acquisition and from Mr. Hammack, we have not yet filed for any patent protection in relation to such intellectual property. We intend to protect our intellectual property rights, including trademark and servicemark opportunities, to the maximum extent possible in all jurisdictions in which we may operate. In the future, we anticipate protecting the trademark and service mark opportunities related to Vertitek, the V-Series drones and the AIMD platform.

On April 15, 2016, we entered into a joint venture agreement with James Stafford to form AeroLift (the “Joint Venture Agreement”). Pursuant to the Joint Venture Agreement, we currently own 50% of AeroLift and have committed funding up to $500,000 to launch the AeroLift business model, of which $237,000 had been advanced as of November 30, 2016.  AeroLift is led by a team of military trained pilots, mission commanders and specialists with more than 60 years of combined aviation experience, and it expects to utilize military grade UAV’s which have been specifically adapted for its applications in conjunction with the Vertitek design and manufacturing team. Together with state of the art ground control stations and flight control software, AeroLift intends to deliver cutting edge unmanned services to clients in a variety of challenging environments.

As of November 30, 2016, we had not generated any revenue through the sales of UAVs or the provision of software, hardware or cloud based services, either through Vertitek, AeorLift or otherwise.  Our operating divisions, Vertitek and AeroLift, are continuing to develop their product and service offerings while beginning to market those offerings to potential customers. The service offerings of AeroLift have a long sales cycle due in large part to the necessity of introducing new technologies and systems into industries that have shown historical resistance to change.

We have never declared bankruptcy, receivership or any similar proceedings nor have we had any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Our principal executive office is located at 2603 Augusta Drive, Suite 840, Houston, TX 77057 and our telephone number is (713) 595-6675. Our website address is www.valmie.com.

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

Between August 18, 2014 and March 20, 2015, we issued eight promissory notes to three investors (Shield Investments, Inc. a British Virgin Islands corporation (“Shield”), Tuverga Finance Ltd., a Cypriot corporation (“Tuverga”) and Fairwinds Consulting LLC, a Texas limited liability corporation) in the aggregate principal amount of $365,000 in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15% and matures two years from the date of issuance. Seven of the eight promissory notes, in the aggregate principal amount of $350,000, were secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof.

On March 31, 2015, we completed the Vertitek acquisition and Vertitek became our wholly owned subsidiary.

On April 6, 2015, we entered into debt conversion agreements with Shield and Tuverga pursuant to which those investors converted an aggregate of $350,000 in debt into 3,500,000 shares of our common stock at a price of $0.10 per share. As part of those debt conversion agreements, Shield and Tuverga agreed to forgive any and all accrued interest and release their respective security interests in our assets, rights or other property.

Also on April 6, 2015, we entered into a debt conversion agreement with Dome Capital LLC, a Wyoming limited liability corporation, pursuant to which it converted an aggregate of $33,927 in debt into 339,270 shares of our common stock at a deemed price of $0.10 per share.

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

During the year ended November 30, 2015, we issued six promissory notes to Crystal Resource Corp. in the aggregate principal amount of $102,500 in exchange for advances to us in an identical amount. During the year ended November 30, 2016, we issued multiple promissory notes to the same investor in the aggregate amount of $172,500, also in exchange for advances to us in an identical amount. Each of the promissory notes bears simple interest at an annual rate of 15%, matures two years from the date of issuance, and is secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by us on the date of the applicable note or thereafter acquired, and all proceeds thereof.

On February 10, 2016, we were granted an exemption (No. 14749, Regulatory Docket No. FAA–2015–4694) from Section 333 of Public Law 112-95 by the Federal Aviation Administration (the “FAA”) to operate two models of the V-Series drones to perform aerial data collection, and in particular, to conduct aerial based agricultural applications, search and rescue operations, power-line inspections, pipe-line inspections, infrastructure surveying and aerial imaging. The exemption is subject to industry standard weight, speed and altitude limitations, as well as certain visual line of sight, visual observer, operating document, safety and pre-flight inspection measures, among others.

The exemption will terminate on February 28, 2018, and we do not anticipate being unable to comply with any conditions of the exemption during the term. As Vertitek completes new UAV hardware offerings, we will petition the FAA to add these new platforms to our existing exemption under Section 333.

On April 15, 2016, we entered into the Joint Venture Agreement with James Stafford to form AeroLift.

On April 27, 2016, $200,000 of the promissory notes described above was settled through the issuance of 2,000,000 shares of our common stock, and the associated accrued interest of $13,854 was waived.  During the year ended November 30, 2016, we repaid the remaining promissory notes in full in the aggregate amount of $75,000 and the associated accrued interest of $997 was waived.

In late 2016, we entered into a purchase order with Alti UAS of South Africa regarding the manufacture and delivery of five customized VTOL (vertical takeoff and landing) UAV systems to be used by AeroLift in the provisioning of its services. These new systems will be customized and flight-tested by a team consisting of resources from us, Vertitek and AeroLift. Once certified for flight operations these Alti systems will allow AeroLift to provide a new level of services to interested parties.

In early 2017, Vertitek opened a new technology development and manufacturing facility in Lake Charles, Louisiana, at which Vertitek’s in-house staff has the capabilities to manufacture components for and assemble its UAV offerings.

The Tuverga Agreements

On August 20, 2015, we entered into an equity investment agreement (the “Equity Investment Agreement”) with Tuverga pursuant to which Tuverga is irrevocably committed to purchase up to $2.5 million of our common stock over the course of 24 months and may not assign or in any way transfer its rights to purchase such common stock or any interest therein. The aggregate number of shares issuable by us and purchasable by Tuverga under the Equity Investment Agreement is limited by the dollar amount sold, in this instance no more than $2.5 million, and will depend upon the trading price of our shares. When we sell shares to Tuverga, the per share purchase price that Tuverga will pay to us will be determined in accordance with a formula set forth in the Equity Investment Agreement. Generally, with respect to each sale, Tuverga will pay us a per share purchase price equal to fifty percent (50%) of the volume weighted average price of our common stock during the three (3) consecutive trading day period immediately preceding the date of delivery of our request for funds.

In connection with the Equity Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Tuverga. Pursuant to the Registration Rights Agreement, we were obligated to file a registration statement with the SEC covering the shares of common stock underlying the Equity Investment Agreement within 15 days after the execution of the agreement. In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the date the registration statement is filed and maintain the effectiveness of such registration statement until the earlier to occur of the date on which (a) Tuverga has sold all of the 10,000,000 shares of our common stock being registered thereunder or (b) we have no right to sell any additional shares to Tuverga under the Equity Investment Agreement.

Our Solutions

Our UAV solutions and those of Vertitek and AeroLift will consist of aerial data collection hardware, software and data storage solutions for commercial applications. We are currently developing our software and data storage solutions while we continue to test and refine our prototype hardware units.

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

V-Series UAVs

Vertitek is designing and developing the extremely versatile V-Series UAVs. The V-Series includes both traditional multi-rotor and VTOL (vertical takeoff and landing) UAV systems. The previously developed V-1 and V-2 drone systems served as a test platform for new technologies and methodologies to be incorporated into the latest development prototypes. Vertitek’s design team is working closely with AeroLift and its flight operations specialists to ensure the large scale UAVs under development will meet the needs of potential end-users, including clients of AeroLift’s unique service offerings.

To date we have built and tested approximately 15 prototypes of the various V-Series UAVs.

Suppliers

Both our hardware and software solutions rely on certain outside suppliers for either operational components or software packages upon which our systems are constructed. At this time there are multiple suppliers for almost all of the components that are required in our business and we do not foresee a situation under which we would be unable to receive the items required from these suppliers. Vertitek Racing’s drone frames are manufactured in its facility using readily available carbon fiber material from a multitude of suppliers. Our V-Series UAV prototypes are constructed mostly from readily available components. When it becomes viable to manufacture one or more of the V-Series UAVs for commercial sale, we will require certain proprietary components such as flight controllers and network interfacers to be manufactured to our specifications. This will limit our supply network and could leave us vulnerable in the event of an issue with such supplier. Where appropriate we will try to diversify our supply network as much as possible to mitigate future supply risks.

Business Plan Implementation Schedule

We have not established a schedule for the completion of specific tasks or milestones contained in our business plan. Virtually all aspects of our business plan are scalable in terms of size, quality, and effectiveness, and the timing of their execution must be concurrent or near concurrent and progressive over an eighteen-month period. We anticipate that we will require an additional $1,500,000 in order to deliver upon our business goals within a 24-month period. We believe that our existing Equity Investment Agreement with Tuverga will be sufficient to provide our capital needs over the next 12-18 months.

Sales and Marketing Strategy

We plan to begin generating revenue from sales related to drone services, either through one-time contracts or through longer-term monitoring and data processing agreements. We, along with our AeroLift joint venture, have begun discussions with industry sectors to determine the areas in which our services could have an immediate impact, thus generating the most interest from early adopters. While we plan to attend industry conferences and association meetings in order to introduce our services, we believe that personal relationships and introductions continue to be our best avenue to capture revenue in the near-term.

We anticipate that within 24 months, we will be actively marketing our V-Series UAVs for sale to commercial customers. In order to effectively sell the V-Series UAVs, we will need to engage a professional sales and marketing team with experience in business-to-business sales. We expect that as the UAV market matures over the coming years there will be opportunities for collaborations with other interested parties which could provide additional markets for our product and services.

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

Research and Development

Our current research and development activities are solely focused on the continued development of the AIMD platform as well as our collaboration on the V-Series UAVs. We anticipate these efforts will lead to additional products being developed from the foundation of these two systems. If and when we are able to do this, engineering design development will be employed to aid in the development of these systems. At this time, however, we have no plans to pursue pure research and development activities at any point in the future.

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

The regulatory environment for commercial UAV use has not yet been codified in the United States. In addition to a few recent FAA exemptions, the key case, Huerta v. Pirker, has not brought definitive clarity, just more clearly defined positions on both sides of the dispute over the regulated or unregulated use of UAV’s for commercial purposes.

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

Employees

As of the date of this annual report, we have eight full-time or part-time employees, including our sole executive officer and director and the employees of our subsidiaries. We currently rely on the efforts of Gerald B. Hammack, our sole executive officer and director, Sean Foster, the sole officer and director of Vertitek, and James Stafford, our partner in the AeroLift joint venture and AeroLift’s Managing Member and Chief Executive Officer, to manage our operations. Mr. Hammack dedicates approximately 40 hours per week to the management of our operations along with the oversight of our autonomous vehicle software and hardware development projects. Mr. Foster dedicates approximately 40 hours per week to the continued development of Vertitek’s autonomous vehicle prototypes, and Mr. Stafford dedicates approximately 40 hours per week to the management and marketing of AeroLift. From time to time, we also engage consultants to provide specialized technical and support services, both in the implementation of our corporate structure as well as the advancement of our products and services.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 2603 Augusta Drive, Suite 840, Houston, TX 77057. We lease this space at a cost of $Nil per month until July 31, 2017 pursuant to a 42-month office lease agreement effective February 1, 2017. On August 1, 2017, our lease payments will increase to approximately $3,367 per month until July 31, 2018, at which time they will increase to approximately $3,464 per month for the following 12 months, and then to $3,560 for the remainder of the term. We believe that this space is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this annual report, we have 69,037,885 shares of common stock issued and outstanding.

Market Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Bulletin Board and OTC Pink marketplace under the symbol “VRMI”. Trading in stocks quoted on such markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC market securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board and OTC Pink marketplace on December 6, 2012. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTCBB / OTC Pink Marketplace
Quarter Ended	High ($)	Low ($)
November 30, 2016	1.69	0.865
August 31, 2016	3.43	0.545
May 31, 2016	0.75	0.20
February 29, 2016	0.24	0.10
November 30, 2015	0.33	0.122
August 31, 2015	0.69	0.22
May 31, 2015	6.00	0.41
February 28, 2015	2.55	0.31

Holders

As of the date of this annual report there are only two holders of record of our common stock, one of which is Cede & Co.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended November 30, 2016.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Expenses

During the year ended November 30, 2016, we incurred $590,151 in operating expenses, including $325,926 in general and administrative expenses, $130,411 in professional fees, $75,000 in management fees, $51,272 in stock-based compensation and $7,542 in transfer agent fees. During the year ended November 30, 2015, we incurred $3,210,470 in operating expenses, including $2,877,144 in impairment losses, $237,605 in professional fees, $52,000 in management fees, $38,143 in general and administrative expenses and $5,578 in transfer agent fees. The $2,620,319 or 82% decrease in our operating expenses between the two years was primarily attributable to the impairment losses we incurred related to intangible assets acquired during the prior year. During the year ended November 30, 2016, our management fees and general and administrative expenses also increased due to the general increase in our operations subsequent to the acquisition of Vertitek, as offset to some extent by a decrease in our professional fees.

During the year ended November 30, 2016, we also incurred $403,300 in other expenses, including a $266,146 loss on the settlement of debt and $123,538 joint venture equity loss. During the year ended November 30, 2015, we incurred $10,403,232 in other expenses, substantially all of which was attributable to losses associated with convertible notes that we settled during the year.

Net Loss

During the year ended November 30, 2016, we incurred a loss from operations of $590,151, a net loss of $993,451, and a loss per share of $0.02. During the prior year, we incurred a loss from operations $3,210,470, a net loss of $13,613,702, and a loss per share of $0.15. The substantial decrease in our net loss between the two years was entirely attributable to the reductions in our loss from operations and other expenses as described above.

Liquidity and Capital Resources

As of November 30, 2016, we had $262,190 in cash and cash equivalents, $274,274 in current assets, $436,672 in total assets, $185,732 in current and total liabilities, a working capital surplus of $88,542 and a retained deficit of $14,931,195.

During the year ended November 30, 2016, we used $425,694 in net cash on operating activities and our accounts payable and accrued liabilities decreased by $41,463. During the year ended November 30, 2015, we used $355,090 in net cash on operating activities and our accounts payable and accrued liabilities decreased by $22,055. The majority of our spending on operating activities for the years ended November 30, 2016 and 2015 was attributable to our net loss as described above, as adjusted for certain non-cash items (loss on the settlement of debt, joint venture equity loss and stock-based compensation (2016 only), impairment loss (2015 only)) and changes in our accounts payable and accrued liabilities, and was associated with carrying out our reporting obligations under applicable securities laws and refining our business focus.

During the year ended November 30, 2016, we used $253,587 in net cash on investing activities, substantially all of which was in the form of investment in our AeroLift joint venture. During the year ended November 30, 2015, we used $52,099 in net cash on investing activities, substantially all of which was in the form of advances to Vertitek and prototype development costs.

During the year ended November 30, 2016, we received $918,595 from financing activities, the majority of which ($840,990) was in the form of proceeds from the sale of our common stock under the equity-line investment agreement with Tuverga. During the year ended November 30, 2015, we received $417,500 from financing activities, all of which was in the form of proceeds from promissory notes.

During the year ended November 30, 2016, our cash position increased by $239,314 due to a combination of our operating, investing and financing activities.

Our plans for the next 12 months are uncertain due to our current financial condition; however, we intend to raise additional funds through public or private placement offerings, including our equity investment agreement with Tuverga. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may be forced to cease or significantly curtail our operations.

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

We anticipate that the next 24 months will be an exciting time for AeroLift as it continues to work towards providing both time-critical UAV delivery services and actionable intelligence delivered through military grade UAV systems not currently available to the general public. A series of full-scale public and private demonstrations have begun and are scheduled to continue during the current quarter, which will showcase for potential customers the cost savings and safety benefits of using the services AeroLift offers.

Continued Funding

We believe that the remaining funding available to us under our Equity Investment Agreement with Tuverga Finance Ltd. (“Tuverga”) will be sufficient to cover our needs for at least the next 12 months. In the event that we require additional financing, such as for the acquisition of UAV systems, we will likely approach Tuverga to participate in a separate transaction related solely to the acquisition of those assets. We believe Tuverga would be willing to participate under commercially reasonable terms.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at November 30, 2016, we had a working capital surplus of $88,702 and a retained deficit of $14,931,195. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $262,190 in cash and cash equivalents at November 30, 2016 (2015 – $22,876).

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

November 30, 2016

(Stated in US Dollars)

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Valmie Resources, Inc.

We have audited the accompanying balance sheets of Valmie Resources, Inc. (the Company) as of November 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valmie Resources, Inc. as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had recurring losses and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

March 9, 2017

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	November 30, 2016	November 30, 2015
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$262,190	$22,876
Inventory (Note 5)	4,234	-
Prepaid expenses	7,850	350
Total Current Assets	274,274	23,226

Non-current Assets
Equipment, net of accumulated depreciation (Note 6)	14,917	-
Prototype development (at cost)	34,019	32,732
Investment in joint venture (Note 7)	113,462	-
Total Non-current Assets	162,398	32,732

Total Assets	$436,672	$55,958

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$19,732	$61,195
Due to related parties	8,000	-
Liabilities to be settled with stock	158,000	-
Promissory note (Note 11)	-	17,897
Total Current Liabilities	185,732	79,092

Promissory Notes (Note 11)	-	104,737

Total Liabilities	185,732	183,829

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 8)
Authorized:
10,000,000 preferred shares, $0.001 per share
750,000,000 common shares, $0.001 par value
Issued and outstanding:
2,000,000 convertible preferred shares-Series A	2,000	2,000
68,017,491 common shares (2015 – 64,092,035 common shares)	68,017	64,092

Additional paid-in capital	15,112,118	13,743,781
Retained deficit	(14,931,195)	(13,937,744)

Total Stockholders’ Equity (Deficiency)	250,940	(127,871)

Total Liabilities and Stockholders’ Equity	$436,672	$55,958

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

	Year Ended November 30, 2016	Year Ended November 30, 2015

Revenue	$-	$-

Operating Expenses
General and administrative	325,926	38,143
Management fees (Note 10)	75,000	52,000
Professional fees	130,411	237,605
Stock-based compensation	51,272	-
Transfer agent fees	7,542	5,578
Impairment loss	-	2,877,144

Loss from Operations	(590,151)	(3,210,470)

Other expenses
Interest expense	(13,616)	1,190
Equity loss in joint venture (Note 7)	(123,538)	-
Loss on settlement of debt	(266,146)	(10,404,422)
	(403,300)	(10,403,232)

Net Loss	$(993,451)	$(13,613,702)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.15)

Weighted Average Number of Common Shares Outstanding	65,854,080	90,336,662

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Stated in US Dollars)

	Common Stock		Preferred Stock		Additional		Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Deficit	Equity (Deficiency)

Balance – November 30, 2014	296,400,000	$296,400	-	$-	$(155,657)	$(324,042)	$(183,299)

Exchange of common stock for preferred stock	(237,360,000)	(237,360)	2,000,000	2,000	235,360	-	-
Debt settlement	3,839,270	3,839	-	-	10,784,510	-	10,788,349
Acquisition of subsidiary	1,000,000	1,000	-	-	2,769,000	-	2,770,000
Forgiveness of debt – related party	-	-	-	-	10,781	-	10,781
Acquisition of intangible assets	212,765	213	-	-	99,787	-	100,000
Loss for the year	-	-	-	-	-	(13,613,702)	(13,613,702)

Balance – November 30, 2015	64,092,035	$64,092	2,000,000	$2,000	$13,743,781	$(13,937,744)	$(127,871)

Debt settlement	2,000,000	2,000	-	-	478,000	-	480,000
Private placement	1,925,456	1,925	-	-	839,065	-	840,990
Share based compensation	-	-	-	-	51,272	-	51,272
Loss for the year	-	-	-	-	-	(993,451)	(993,451)

Balance – November 30, 2016	68,017,491	$68,017	2,000,000	$2,000	$15,112,118	$(14,931,195)	$250,940

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year Ended November 30, 2016	Year Ended November 30, 2015

Cash Flows from Operating Activities
Net loss	$(993,451)	$(13,613,702)
Items not affecting cash
Loss on settlement of debt by issuing common stock	266,145	10,404,422
Impairment loss	-	2,877,144
Depreciation	383	-
Stock-based compensation	51,272	-
Equity loss in joint venture	123,538	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(41,463)	(22,055)
Due to related party	8,000	-
Inventory	(4,234)	-
Prepaid expenses	(7,500)	(350)
Liabilities to be settled with stock	158,000
Interest accrual	13,616	(549)
Net cash used in operations	(425,694)	(355,090)

Cash Flows from Investing Activities
Advances to Vertitek Inc.	-	(25,500)
Acquisition of equipment	(15,300)	-
Cash acquired on the acquisition of Vertitek Inc.	-	6,133
Investment in joint venture	(237,000)	-
Increase in prototype development	(1,287)	(32,732)
Net cash used in investing activities	(253,587)	(52,099)

Cash Flows from Financing Activities
Proceeds from promissory notes	172,500	417,500
Repayment of promissory notes	(94,895)	-
Proceeds from sale of common stock	840,990	-
Net cash provided by financing activities	918,595	417,500

Change in cash and cash equivalents	239,314	10,311

Cash and cash equivalents – beginning of year	22,876	12,565

Cash and cash equivalents – end of year	$262,190	$22,876

Supplementary Cash Flow Information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

Supplementary Disclosure of Non-Cash Investing and Financing Activity
Issuance of common stock for subsidiary	$-	$2,770,000
Issuance of common stock for settlement of promissory notes	$200,000	$383,927
Issuance of common stock for intangible asset	$-	$100,000

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $262,190 in cash and cash equivalents at November 30, 2016 (2015 – $22,876).

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Inventory

Inventory is stated at the lower of cost or market or net realizable value. The cost of inventory is based on the average cost principle.

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

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares, common stock equivalents potentially dilutive securities during the period.

The Company had 200,000 potential common equivalents consisting of the incremental common shares issuable upon the exercise of stock options.

The dilutive effect of outstanding stock options is not reflected in diluted earnings per share because we incurred net losses for the years ended November 30, 2016 and 2015, and the effect of including these potential common shares in the diluted earnings per share calculations would be anti-dilutive and are therefore not included in the calculations.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded as at November 30, 2016 and 2015.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at November 30, 2016 and 2015, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss as at November 30, 2016 and 2015.

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

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is generally calculated annually on a declining-balance basis at the following rates:

- Machinery and equipment - 20%

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2. Significant Accounting Policies – Continued

Intangible Assets – Continued

The value in use amount is the present value of the future cash flows expected to be derived from the asset. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash inflows are discounted at an appropriate discount rate.The Company determined that the value associated with the technologies under the market approach was indeterminable. Given that the Company has no tentative plans to use the acquired technologies and does not expect any sales or cash inflows associated with the technologies, the entire value of the technologies was fully impaired during the year ending November 30, 2015.

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

4. Cash and Cash Equivalents

	November 30, 2016	November 30, 2015

Cash on deposit	$262,190	$22,876
	$262,190	$22,876

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

5. Inventory

Inventory consists of raw materials and finished goods.

	2016	2015

Raw materials	$3,934	$-
Finished goods	300	-
	$4,234	$-

6. Equipment

Machinery

Cost

Balance, November 30, 2015	$-
Additions	15,300

Balance, November 30, 2016	$15,300

Accumulated depreciation

Balance, November 30, 2015	$-
Depreciation	383

Balance, November 30, 2016	$383

Carrying amounts
As at November 30, 2015	$-
As at November 30, 2016	$14,917

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

7. Investment in Partnership

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

The carrying value of $113,462 at November 30, 2016 (2015 – $Nil) includes $237,000 in advances less the Company’s share of the cumulative net loss of AeroLift of $123,538 (2015 – $Nil).

Summary of financial information of AeroLift

For the year ended November 30,

	2016	2015

General and administrative	$47,163	$-
Payroll	72,396	-
Professional	3,208	-
Subcontractors	75,907	-
Travel and promotion	48,402	-
Net loss for the year	$247,076	$-

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

The split is reflected retroactively in the consolidated financial statements.

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

8. Capital Stock – Continued

Share Issuances

On January 16, 2015, the owner of an aggregate of 237,360,000 shares of the Company’s common stock agreed to cancel those shares in exchange for the issuance of the 2,000,000 shares of Series “A” preferred stock. As a result, the number of issued and outstanding shares of the Company’s common stock decreased from 296,400,000 to 59,040,000.

On April 6, 2015, the Company issued 3,500,000 shares of common stock at a price of $0.10 per share in settlement of promissory notes totaling $350,000, including $300,000 in proceeds received during the fiscal year. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt in the amount of $9,485,000.

On April 6, 2015, the Company issued 339,270 shares of common stock at a price of $0.10 per share in settlement of related party loans totaling $33,927. The stock was valued at the $2.81 trading price per share, resulting in a loss on the settlement of debt in the amount of $919,422.

On April 6, 2015, the Company issued 1,000,000 shares of common stock at a price of $2.77 per share for the acquisition of Vertitek. The stock was valued at $2.77 per share on the effective date of the acquisition of Vertitek, March 31, 2015.

On July 21, 2015, the Company issued 212,765 shares of common stock at a price of $0.47 per share for the purchase of all of the rights, title and interest in and to certain intellectual property from the Company’s President.

On April 26, 2016, the Company issued 2,000,000 shares of common stock at a price of $0.10 per share in settlement of promissory notes totaling $200,000. The stock was valued at the $0.24 trading price per share, resulting in a loss on the settlement of debt in the amount of $280,000.

On May 9, 2016, the Company issued 360,360 shares of common stock to an investor at a price of $0.14 per share for proceeds of $50,000.

On June 20, 2016, the Company issued 317,360 shares of common stock to an investor at a price of $0.32 per share for proceeds of $100,000.

On June 29, 2016, the Company issued 155,738 shares of common stock to an investor at a price of $0.64 per share for net proceeds of $98,495.

On July 14, 2016, the Company issued 127,114 shares of common stock to an investor at a price of $0.79 per share for net proceeds of $98,495.

On August 25, 2016, the Company issued 210,704 shares of common stock to an investor at a price of $0.47 per share for net proceeds of $98,500.

On September 21, 2016, the Company issued 217,297 shares of common stock to an investor at a price of $0.46 per share for net proceeds of $98,500.

On October 24, 2016, the Company issued 140,846 shares of common stock to an investor at a price of $0.71 per share for net proceeds of $98,500.

On November 28, 2016, the Company issued 396,037 shares of common stock to an investor at a price of $0.51 per share for net proceeds of $198,500.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

8. Capital Stock – Continued

Share Issuances – Continued

On September 15, 2016, the Company granted 100,000 stock options to the Chief Executive Officer of AeroLift pursuant to an executive employment agreement. On November 1, 2016 the Company granted 100,000 stock options to the President of Vertitek pursuant to a separate executive employment agreement. Each executive employment agreement also called for the issuance of 100,000 shares of the Company’s common stock on the date of execution. As at November 30, 2016, the Company had not yet issued the shares of stock and the amounts are recorded in the balance sheet as liabilities to be settled with stock in the amount of $158,000.

As of November 30, 2016, the Company had 68,017,491 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

Stock Options

The Company has granted options pursuant to the executive employment agreements described above. The vesting terms of the options are as follows:

●	25% immediately upon the execution date;

●	25% upon the completion of design and production of optionees’ first service UAV or first proof of concept flight;

●	25% upon the execution of a revenue generating contract for optionees’ services;

●	25% upon the receipt of the first revenues generated by the optionees pursuant to a profitable contract.

A summary of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price

Balance – November 30, 2015	-	$-
Granted	200,000	$1.00
Outstanding – November 30, 2016	200,000	$1.00
Exercisable – November 30, 2016	50,000	$1.00

The weighted average contractual life remaining on the outstanding options at November 30, 2016 is 2.86 years.

The following average assumptions were used for the Black-Scholes valuation of the stock options:

	2016	2015
Risk-free interest rate	0.93%	-
Expected life of option	3 years	-
Expected dividend yield	0%	-
Expected stock price volatility	303.73%	-

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

8. Capital Stock – Continued

Stock Options – Continued

As at November 30, 2016, the stock options outstanding were as follows:

Outstanding options	Exercise price	Expiry date

100,000	$1.00	September 15, 2019
100,000	$1.00	November 1, 2019
200,000

At November 30, 2016, the Company had no issued or outstanding warrants.

9. Mineral Property Costs

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

10. Related Party Transactions

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

During the year ended November 30, 2016, the Company paid management fees of $75,000 (2015 – $47,000) to its current President and $Nil (2015 – $5,000) to a former director, and converted $Nil (2015 – $33,927) in debt owed to a former director into common stock resulting in a loss on the settlement of debt in the amount of $Nil (2015 – $919,422). The Company had $Nil (2015 – $10,782) in debt forgiven by its majority shareholder.

During the year ended November 30, 2016, the Company paid professional fees of $22,500 (2015 – $13,500) to the President of Vertitek. As at November 30, 2016, $8,000 (2015 – $Nil) was owed to the President of Vertitek. During the year ended November 30, 2016, the Company recorded stock-based compensation related to stock options granted to the President of Vertitek in the amount of $25,537 (2015 – $Nil).

During the year ended November 30, 2016, the Company recorded stock-based compensation related to stock options granted to the Chief Executive Officer of AeroLift in the amount of $25,735 (2015 – $Nil).

11. Promissory Notes

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

On October 22, 2014, the Company entered into a promissory note agreement with Investor B for an aggregate amount of $15,000 plus simple interest at an annual interest rate of 15%, repayable on October 22, 2016. On October 19, 2016, the principal amount of $15,000 and the accrued interest of $4,895 ($2,897 as at November 30, 2015) were repaid.

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

11. Promissory Notes – Continued

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

During the year ended November 30, 2016, the Company entered into multiple promissory note agreements with Investor D for an aggregate amount of $172,500 ($102,500 in aggregate during the year ended November 30, 2015). The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. On April 27, 2016, $200,000 of the promissory notes was settled through the issuance of 2,000,000 shares of common stock, and the associated accrued interest of $13,854 was waived. The Company recognized a loss of $266,146 in connection with the debt settlement. During the year ended November 30, 2016, the Company repaid the remaining promissory notes in full for an aggregate amount of $75,000 and the associated accrued interest of $997 was waived.

12. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2016, the Company had working capital of $88,542 (2015 – working capital deficiency of $55,866) and an accumulated deficit of $14,931,195 (2015 – $13,937,744). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to continue in existence is dependent upon, among other things, obtaining additional financing to continue operations and the operations of both Vertitek and Aerolift.

In response, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

13. Provision for Income Taxes

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

Deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 26, 2011 (date of inception) through November 30, 2016 of $1,208,673 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $423,036 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at November 30, 2016 or 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at November 30, 2016 and 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for November 30, 2016, 2015, 2014 and 2013 are still open for examination by the Internal Revenue Service (IRS).

Year ended November 30, 2016	Amount	Tax Effect (35%)

Net operating losses (including interest income)	$552,495	$193,373

Valuation allowance	$(552,495)	$(193,373)

Net deferred tax asset (liability)	$-	$-

Year ended November 30, 2015	Amount	Tax Effect (35%)

Net operating losses (including interest income)	$332,136	$116,248

Valuation allowance	$(332,136)	$(116,248)

Net deferred tax asset (liability)	$-	$-

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

14. Commitments

Pursuant to a letter of intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at November 30, 2016, $3,000 has been paid in relation to this obligation.

In August 2016, Aerolift entered into an office leasing expiring July 2017, which calls for monthly payments of approximately $2,800.

In October 2016, Vertitek entered into an office leasing expiring October 2019, which calls for monthly payments of approximately $1,700. Minimum annual lease payments for Vertitek, not including operating costs, pursuant to the lease agreement are as follows:

2017	$20,400
2018	20,400
2019	17,000
$57,800

15. Subsequent Events

On December 22, 2016, the Company issued 299,671 shares of common stock to an investor at a price of $0.33 per share for gross proceeds of $100,000.

On January 23, 2017, the Company issued 359,842 shares of common stock to an investor at a price of $0.28 per share for gross proceeds of $100,000.

On February 16, 2017, the Company issued 360,881 shares of common stock to an investor at a price of $0.28 per share for gross proceeds of $100,000.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of November 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting as of November 30, 2016 was not effective, since there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we traditionally have had no independent directors and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our bylaws allow the number of directors to be fixed by our Board of Directors. Our Board of Directors has fixed the number of directors at one.

As of the date of this annual report, the name, age and positions of our sole executive officer and director are as follows:

Name	Age	Position
Gerald B. Hammack	54	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Significant Employees

Other than Mr. Hammack and Sean Foster, the sole officer and director of Vertitek, we do not expect any other individuals to make a significant contribution to our business at this time.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC market are not currently required to implement a code of ethics.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to the compensation awarded or paid to our current and former sole officers and directors for all services rendered in all capacities to us. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended November 30,	Salary ($)	Total ($)
Gerald B. Hammack, Chief Executive Officer (1)	2016	75,000	75,000
	2015	47,000	47,000
Timothy Franklin, former Chief Executive Officer (2)	2016	N/A	N/A
	2015	5,000	5,000

(1)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(2)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014.

Outstanding Equity Awards at Fiscal Year-End

During the year ended November 30, 2016, we granted options to purchase 100,000 shares of our common stock to each of James Stafford, our joint venture partner in AeroLift and AeroLift’s Managing Member and Chief Executive Officer, and Sean Foster, the sole officer and director of Vertitek, at a price of $1.00 per share until September 15, 2019 and November 1, 2019, respectively. The options vest in tranches of 25,000 for each individual, with the first 25,000 vesting immediately upon grant and the balance vesting according upon the achievement of certain performance goals.

Neither Mr. Foster nor Mr. Stafford acts as our principal executive officer or other executive officer, or is an individual for whom we are required to provide disclosure under Item 4.02(m)(2) of Regulation S-K.

Other than as described above, we do not have any outstanding equity awards.

Executive Employment Agreements

On September 15, 2016, AeroLift entered into an executive employment agreement with James Stafford, its Managing Member and Chief Executive Officer, pursuant to which Mr. Stafford agreed to serve in those roles for a two-year term in exchange for a base salary of $10,000 per month, 100,000 restricted shares of our common stock, and options to purchase 100,000 shares of our common stock at a price of $1.00 per share for a period of three years. The agreement will automatically renew for successive two-year periods unless otherwise cancelled by the parties thereto.

On October 21, 2016, Vertitek entered into an executive employment agreement with Sean Foster, its sole officer and director, pursuant to which Mr. Foster agreed to serve as Vertitek’s President and Chief Executive Officer for a one-year term beginning on November 1, 2016 in exchange for a base salary of $6,000 per month, 100,000 restricted shares of our common stock, and options to purchase 100,000 shares of our common stock at a price of $1.00 per share for a period of three years. The agreement will automatically renew for successive one-year periods unless otherwise cancelled by the parties thereto.

Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted from time to time at the discretion of the Board of Directors or a committee thereof. We have no plans or arrangements in respect of remuneration received or that may be received by our sole executive officer to compensate him in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Director Compensation

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of the date of this annual report for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Common Stock	Gerald B. Hammack (3)	212,765		(4)
Common Stock	Timothy Franklin (5)	-		-
All Officers and Directors as a Group		212,765		(4)
Preferred Stock	FEN Holdings & Investments Limited (6) 10 route de l’Aeroport Geneva, Switzerland CH-1215	2,000,000	(7)	100

(1)	We are unaware of any shareholder who directly, or indirectly, controls or is the beneficial owner of more than 5% of our common stock.

(2)	Based on 69,037,885 shares of our common stock and 2,000,000 shares of our Series “A” preferred stock issued and outstanding as of the date of this annual report.

(3)	Gerald B. Hammack has been our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since December 8, 2014.

(4)	Less than 1%.

(5)	Timothy Franklin was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director from April 16, 2014 until December 8, 2014. To our knowledge, Mr. Franklin is not a current shareholder or beneficial owner of any shares of our stock.

(6)	Juergen Krause exercises sole voting and investment power over the securities held by FEN Holdings & Investments Limited.

(7)

These shares are convertible at any time into an aggregate of 20,000,000 shares of our common stock at a ratio of 10 shares of common stock for each one (1) share of preferred stock, equal to 22.4% of our issued and outstanding common stock immediately following such conversion.

Changes in Control

As of the date of this annual report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 27, 2015, we entered into the Share Exchange Agreement with Vertitek and the sole shareholder of Vertitek, Masamos, to acquire 100% of the capital stock of Vertitek in exchange for the issuance of shares of our common stock to Masamos. On March 31, 2015, the closing of the Share Exchange Agreement occurred and we issued 1,000,000 shares of our common stock to Masamos in exchange for 100% of the issued and outstanding shares of Vertitek. As a result, Vertitek became our wholly owned subsidiary.

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

During the year ended November 30, 2016, we paid management fees of $75,000 (2015 – $47,000) to Mr. Hammack, and $Nil (2015 – $5,000) to Timothy Franklin, our former sole officer and director, and converted $Nil (2015 – $33,927) in debt previously owed to Khurram Shroff, our former sole officer and director, into common stock resulting in a loss on the settlement of debt in the amount of $Nil (2015 – $919,422. Mr. Shroff assigned that debt to an unrelated third party prior to its conversion.

During the year ended November 30, 2016, we had $Nil (2015 – $10,781) in debt forgiven by FEN, our majority stockholder.

During the year ended November 30, 2016, we paid professional fees of $22,500 (2015 – $13,500) to the President of Vertitek. As at November 30, 2016, $8,000 (2015 – $Nil) was owed to the President of Vertitek. During the year ended November 30, 2016, we recorded stock based compensation related to stock options granted to the President of Vertitek in the amount of $25,537 (2015 – $Nil).

During the year ended November 30, 2016, we recorded stock-based compensation related to stock options granted to the Chief Executive Officer of AeroLift in the amount of $25,735 (2015 – $Nil).

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditor, Heaton & Company PLLC, in connection with the audit of our financial statements for the years ended November 30, 2016 and 2015, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during those years.

	Year Ended November 30, 2016 ($)	Year Ended November 30, 2015 ($)
Audit fees	12,500	14,300
Audit-related fees	-	-
Tax fees	-	600
All other fees	-	-
Total	12,500	14,900

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

Policy on Pre-Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended November 30, 2016.

PART IV

Item 15. Exhibits

The following documents are filed as part of this annual report.

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

Dated: March 14, 2017	VALMIE RESOURCES, INC.

	By:	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerald B. Hammack	Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 14, 2017
Gerald B. Hammack

