Form 10-Q
period 2017-02-28
Valmie Resources, Inc.
filed 2017-04-13
CIK 1545447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 12, 2017 the registrant had 69,571,219 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALMIE RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Stated in US Dollars)

3

Valmie Resources, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	February 28, 2017	November 30, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$37,230	$262,190
Inventory (Note 5)	40,881	4,234
Prepaid expenses	3,909	7,850
Total Current Assets	82,020	274,274

Non-current Assets
Equipment, net of accumulated depreciation (Note 6)	207,084	14,917
Prototype development (at cost)	34,019	34,019
Investment in joint venture (Note 7)	184,147	113,462
Total Non-current Assets	425,250	162,398

Total Assets	$507,270	$436,672

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$70,560	$19,732
Due to related parties	-	8,000
Liabilities to be settled with stock	158,000	158,000
Total Current Liabilities	228,560	185,732

Total Liabilities	228,560	185,732

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock (Note 8)
Authorized:
10,000,000 preferred shares, $0.001 per share
750,000,000 common shares, $0.001 par value
Issued and outstanding:
2,000,000 convertible preferred shares – Series “A”	2,000	2,000
69,037,885 common shares (November 30, 2016 – 68,017,491 common shares)	69,037	68,017

Additional paid-in capital	15,406,598	15,112,118
Retained deficit	(15,198,925)	(14,931,195)

Total Stockholders’ Equity (Deficiency)	278,710	250,940

Total Liabilities and Stockholders’ Equity	$507,270	$436,672

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016

Revenue	$-	$-

Operating Expenses
General and administrative	137,554	11,160
Management fees (Note 10)	7,500	15,000
Professional fees	66,364	50,349
Transfer agent fees	1,997	1,100

Loss from Operations	(213,415)	(77,609)

Other expenses
Interest expense	-	(5,411)
Equity loss in joint venture (Note 7)	(54,315)	-
	(54,315)	(5,411)

Net Loss	$(267,730)	$(83,020)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	68,435,963	64,092,035

The accompanying notes are an integral part of these consolidated financial statements

Valmie Resources, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016

Cash Flows from Operating Activities
Net loss	$(267,730)	$(83,020)
Items not affecting cash
Depreciation	5,692	-
Equity loss in joint venture	54,315	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	50,828	12,310
Due to related party	(8,000)	-
Inventory	(36,647)	-
Prepaid expenses	3,941	-
Interest accrual	-	5,266
Net cash used in operations	(197,601)	(65,444)

Cash Flows from Investing Activities
Acquisition of equipment	(197,859)	-
Investment in joint venture	(125,000)	-
Increase in prototype development	-	(74)
Net cash used in investing activities	(322,859)	(74)

Cash Flows from Financing Activities
Proceeds from promissory notes	-	67,500
Proceeds from sale of common stock	295,500	-
Net cash provided by financing activities	295,500	67,500

Change in cash and cash equivalents	(224,960)	1,982

Cash and cash equivalents – beginning of period	262,190	22,876

Cash and cash equivalents – end of period	$37,230	$24,858

Supplementary Cash Flow Information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

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

On March, 31, 2015, the Company acquired a 100% interest in Vertitek Inc., a Wyoming corporation (“Vertitek”). Vertitek was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe. Vertitek is in the process of developing a series of multi-rotor and fixed-wing unmanned aerial vehicles (each, a “UAV”) designed specifically to meet the requirements of a growing commercial user base.

On April 15, 2016, the Company entered into a joint venture agreement to form AeroLift eXpress LLC (“AeroLift”). The Company owns 50% of AeroLift and has committed funding up to $500,000 to launch the AeroLift business model.

2. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2016, included in the Company’s Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017.

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

4. Cash and Cash Equivalents

	February 28, 2017	November 30, 2016

Cash on deposit	$37,230	$262,190
	$37,230	$262,190

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

5. Inventory

Inventory consists of raw materials and finished goods.

	February 28, 2017	November 30, 2016

Raw materials	$37,446	$3,934
Finished goods	3,435	300
	$40,881	$4,234

6. Equipment

	Machinery	Furniture and Fixtures	Total

Cost

Balance, November 30, 2015	$-	$-	$-
Additions	15,300	-	15,300

Balance, November 30, 2016	$15,300	$-	$15,300
Additions	191,690	6,169	197,859

Balance, February 28, 2017	$206,990	$6,169	$213,159

Accumulated depreciation

Balance, November 30, 2015	$-	$-	$-
Depreciation	383	-	383

Balance, November 30, 2016	$383	$-	$383
Depreciation	5,538	154	5,692

Balance, February 28, 2017	$5,921	$154	$6,075

Carrying amounts
As at November 30, 2015	$-	$-	$-
As at November 30, 2016	$14,917	$-	$14,917
As at February 28, 2017	$201,069	$6,015	$207,084

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

The carrying value of $184,147 at February 28, 2017 (November 30, 2016 – $113,462) includes $362,000 in advances less the Company’s share of the cumulative net loss of AeroLift of $177,853 (November 30, 2016 – $123,538).

Summary of financial information of AeroLift

For the period ended,

	February 28, 2017	February 29, 2016

General and administrative	$11,740	$-
Payroll	57,973	-
Subcontractors	28,354	-
Travel and promotion	10,563	-
Net loss for the period	$108,630	$-

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

8. Capital Stock

Authorized Stock

The Company’s authorized capital consists of 750,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

8. Capital Stock – Continued

Share Issuances

On December 22, 2016, the Company issued 299,671 shares of common stock to an investor at a price of $0.33 per share for net proceeds of $98,500.

On January 23, 2017, the Company issued 359,842 shares of common stock to an investor at a price of $0.28 per share for net proceeds of $98,500.

On February 16, 2017, the Company issued 360,881 shares of common stock to an investor at a price of $0.28 per share for net proceeds of $98,500.

On September 15, 2016, the Company granted 100,000 stock options to the Chief Executive Officer of AeroLift pursuant to an executive employment agreement. On November 1, 2016, the Company granted 100,000 stock options to the President of Vertitek pursuant to a separate executive employment agreement. Each executive employment agreement also called for the issuance of 100,000 shares of the Company’s common stock on the date of execution. As at February 28, 2017, the Company had not yet issued the shares of stock and the amounts are recorded in the balance sheet as liabilities to be settled with stock in the amount of $158,000 (November 30, 2016 - $158,000).

As of February 28, 2017, the Company had 69,037,885 issued and outstanding shares of common stock and 2,000,000 issued and outstanding shares of Series “A” preferred stock.

Stock Options

The Company has granted options pursuant to the executive employment agreements described above. The vesting terms of the options are as follows:

●	25% immediately upon the execution date;
●	25% upon the completion of design and production of optionees’ first service UAV or first proof of concept flight;
●	25% upon the execution of a revenue generating contract for optionees’ services;
●	25% upon the receipt of the first revenues generated by the optionees pursuant to a profitable contract.

A summary of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price

Balance – November 30, 2016	200,000	$1.00
Granted	-	$-
Outstanding – November 30, 2016 and February 28, 2017	200,000	$1.00
Exercisable – November 30, 2016 and February 28, 2017	50,000	$1.00

The weighted average contractual life remaining on the outstanding options at February 28, 2017 is 2.61 years.

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

8. Capital Stock – Continued

Stock Options – Continued

As at February 28, 2017, the stock options outstanding were as follows:

Outstanding options	Exercise price	Expiry date

100,000	$1.00	September 15, 2019
100,000	$1.00	November 1, 2019
200,000

At February 28, 2017, the Company had no issued or outstanding warrants.

9. Related Party Transactions

During the period ended February 28, 2017, the Company paid $31,500 (2016 – $15,000) to its President, of which $7,500 was included in management fees and $24,000 was included in general and administrative expenses.

During the period ended February 28, 2017, the Company paid $18,000 (2016 – $4,500) to the President of Vertitek, of which $6,000 was included in professional fees and $12,000 was included in general and administrative fees. As at February 28, 2017, $Nil (November 30, 2016 – $8,000) was owed to the President of Vertitek.

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

During the year ended November 30, 2016, the Company entered into multiple promissory note agreements with an investor for an aggregate amount of $172,500 ($102,500 in aggregate during the year ended November 30, 2015). The promissory notes mature two years from the date of the inception of the notes and bear simple interest at an annual interest rate of 15%. The notes are secured by all of the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by Company on the date of the note or hereafter acquired, and all proceeds thereof. On April 27, 2016, $200,000 of the promissory notes was settled through the issuance of 2,000,000 shares of common stock, and the associated accrued interest of $13,854 was waived. The Company recognized a loss of $266,146 in connection with the debt settlement. During the year ended November 30, 2016, the Company repaid the remaining promissory notes in full for an aggregate amount of $75,000 and the associated accrued interest of $997 was waived.

11. Going Concern and Liquidity Considerations

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 28, 2017, the Company had working capital deficiency of $146,540 (November 30, 2016 – working capital of $88,542) and an accumulated deficit of $15,198,925 (November 30, 2016 – $14,931,195). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next 12 months.

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

Valmie Resources, Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

(Unaudited)

12. Commitments

Pursuant to a letter of intent dated July 7, 2015, the Company is obligated to pay one vendor $5,000 for costs incurred to construct a prototype and testing of such prototype. As at February 28, 2017, $3,000 has been paid in relation to this obligation.

In August 2016, AeroLift entered into an office lease expiring July 2017, which calls for monthly payments of approximately $2,800.

In October 2016, Vertitek entered into an office lease expiring October 2019, which calls for monthly payments of approximately $1,700.

In January 2017, the Company entered into an office lease expiring July 2020, which calls for monthly payments of approximately $3,370 from August 2017 to July 2018, approximately $3,460 from August 2018 to July 2019, and approximately $3,560 from August 2019 to July 2020.

Minimum annual payments for Vertitek, not including operating costs, pursuant to the lease are as follows:

2017	$20,400
2018	20,400
2019	17,000
$57,800

Minimum annual payments for the Company, not including operating costs, pursuant to the lease are as follows:

2017	$13,469
2018	40,792
2019	41,947
2020	28,478
$124,686

13. Subsequent Events

On March 10, 2017, the Company issued 533,334 shares of common stock to an investor at a price of $0.1875 per share for gross proceeds of $100,000.

The Company has evaluated subsequent events from February 28, 2017, through the date these financial statements were issued and determined that there are no additional items to disclose.

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

The discussion of our financial condition and results of operations in this quarterly report is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this quarterly report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on August 26, 2011. We have one wholly owned subsidiary, Vertitek Inc., a Wyoming corporation (“Vertitek”), and a 50% interest in a joint venture entity, AeroLift eXpress, LLC, a Wyoming limited liability corporation (“AeroLift”).

We were formerly a mineral exploration company; however, in early December 2014, we changed our business focus to pursuing opportunities for the commercialization of leading edge products and services in the rapidly expanding technology industry, and in particular, developing or acquiring concepts with valid business models positioned to make a significant impact within the software, hardware, networking and semiconductor sectors.

On December 8, 2014, we appointed Gerald B. Hammack as our sole officer and director. Mr. Hammack has more than 30 years of experience in a variety of technology-related fields, including programming, digital telephony and database management, as well as substantial expertise in the setup and management of complex data processing systems.

On January 27, 2015 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vertitek and the sole shareholder of Vertitek, Masamos Services Ltd., a Cypriot corporation (“Masamos”), to acquire 100% of the capital stock of Vertitek. Vertitek was established to provide unmanned vehicle software, hardware and cloud services for a wide range of commercial applications around the globe, and its under development commercial unmanned aerial vehicles or UAVs (more commonly referred to as drones) include multi-rotor and fixed-wing models.

On March 31, 2015, the closing of the Share Exchange Agreement occurred, Vertitek became our wholly owned subsidiary and we acquired all the assets of Vertitek including, but not limited to, all intellectual property, trade names, trade secrets, trademarks, personnel contracts, website domain and content, strategic partnerships, manuals, licenses and all other confidential information related to the technologies under development by Vertitek.

On August 20, 2015, we entered into an equity investment agreement (the “Equity Investment Agreement”) with Tuverga Finance Ltd., a Cypriot corporation (“Tuverga”), pursuant to which Tuverga is irrevocably committed to purchase up to $2.5 million of our common stock over the course of 24 months. The aggregate number of shares issuable by us and purchasable by Tuverga under the Equity Investment Agreement is limited by the dollar amount sold and will depend upon the trading price of our shares. When we sell shares to Tuverga, the per share purchase price that Tuverga will pay to us will be determined in accordance with a formula set forth in the Equity Investment Agreement. Generally, with respect to each sale, Tuverga will pay us a per share purchase price equal to fifty percent (50%) of the volume weighted average price of our common stock during the three (3) consecutive trading day period immediately preceding the date of delivery of our request for funds.

In connection with the Equity Investment Agreement, we also entered into a registration rights agreement with Tuverga (the “Registration Rights Agreement”) pursuant to which we were obligated to file a registration statement with the SEC covering the shares of common stock underlying the Equity Investment Agreement. Under the Registration Rights Agreement, we are obligated to maintain the effectiveness of the registration statement until the earlier to occur of the date on which (a) Tuverga has sold all of the shares of our common stock registered thereunder or (b) we have no right to sell any additional shares to Tuverga under the Equity Investment Agreement.

On February 10, 2016, we were granted an exemption (No. 14749, Regulatory Docket No. FAA–2015–4694) from Section 333 of Public Law 112-95 by the Federal Aviation Administration (the “FAA”) to operate two models of our V-Series drones to perform aerial data collection, and in particular, to conduct aerial based agricultural applications, search and rescue operations, power-line inspections, pipe-line inspections, infrastructure surveying and aerial imaging. The exemption is subject to industry standard weight, speed and altitude limitations, as well as certain visual line of sight, visual observer, operating document, safety and pre-flight inspection measures, among others. The exemption will terminate on February 28, 2018, and we do not anticipate being unable to comply with any conditions of the exemption during the term. As Vertitek completes new UAV hardware offerings, we will petition the FAA to add these new platforms to our existing exemption under Section 333.

In 2016, Vertitek formed the Vertitek Racing team in order to participate in the burgeoning drone racing industry. Vertitek maintains a team of sponsored pilots who fly in these events on behalf of Vertitek Racing, and has also designed a series of racing specific drone frames that it manufactures and expects to sell to other drone operators both through traditional retail methods as well as from its own interactive e-commerce platform. As of February 28, 2017, no such sales had been completed.

On April 15, 2016, we entered into a joint venture agreement with James Stafford to form AeroLift (the “Joint Venture Agreement”). Pursuant to the Joint Venture Agreement, we currently own 50% of AeroLift and have committed funding up to $500,000 to launch the AeroLift business model, of which $362,000 had been advanced as of February 28, 2017. AeroLift is led by a team of military trained pilots, mission commanders and specialists with more than 60 years of combined aviation experience, and it expects to utilize military grade UAVs which have been specifically adapted for its applications in conjunction with the Vertitek design and manufacturing team. Together with state of the art ground control stations and flight control software, AeroLift intends to deliver cutting edge unmanned services to clients in a variety of challenging environments.

In late 2016, we executed a purchase order with Alti UAS of South Africa regarding the manufacture and delivery of five customized VTOL (vertical takeoff and landing) UAV systems to be used by AeroLift in the provisioning of its services. These new systems will be customized and flight-tested by a team consisting of resources from us, Vertitek and AeroLift. Once certified for flight operations, these Alti systems will allow AeroLift to provide a new level of services to interested parties.

In early 2017, Vertitek opened a new technology development and manufacturing facility in Lake Charles, Louisiana, at which Vertitek’s in-house staff has the capabilities to manufacture components for and assemble its UAV offerings.

To date, we have not generated any revenue through the sales of UAVs or the provision of software, hardware or cloud-based services, either through Vertitek, AeroLift or otherwise. Our operating divisions, Vertitek and AeroLift, are continuing to develop their product and service offerings while beginning to market those offerings to potential customers. The service offerings of AeroLift have a long sales cycle due in large part to the necessity of introducing new technologies and systems into industries that have shown historical resistance to change.

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

Operating Expenses

During the three months ended February 28, 2017, we incurred $213,415 in operating expenses, including $137,554 in general and administrative expenses, $66,364 in professional fees, $7,500 in management fees and $1,997 in transfer agent fees. During the same period in fiscal 2016, we incurred $77,609 in operating expenses, including $11,160 in general and administrative expenses, $50,349 in professional fees, $15,000 in management fees and $1,100 in transfer agent fees. The $135,806 increase in our operating expenses between the two periods was therefore largely attributable to the increase in our general and administrative expenses, the most significant items of which were as follows:

Description	Amount ($)
Payroll expenses (including wages and taxes)	46,893
Advertising	31,903
Office supplies and expenses	15,491
Filing fees	13,415
Rent	8,283
Travel and entertainment	8,214
Depreciation	5,692
Professional development	4,760

The $66,364 we spent on professional fees during the period consisted of $48,032 in unmanned aircraft systems consulting fees that we paid to Praxis Aerospace Concepts International, $15,352 in accounting and legal expenses and $2,800 in business development consulting fees.

Other Expenses

During the three months ended February 28, 2017, we incurred other expenses of $54,315, all of which was attributable to equity loss associated with the AeroLift joint venture, whereas we only incurred $5,411 in other expenses during the same period in fiscal 2016, all of which was in the form of interest expense.

Net Loss

During the three months ended February 28, 2017, we incurred a loss from operations of $213,415, a net loss of $267,730, and a net loss per share of $0.00. During the same period in fiscal 2016, we incurred a net loss from operations of $77,609, a net loss of $83,020, and a net loss per share of $0.00.

Liquidity and Capital Resources

As of February 28, 2017, we had $37,230 in cash and cash equivalents, $82,020 in current assets, $507,270 in total assets, $228,560 in current and total liabilities, a working capital deficit of $146,540 and a retained deficit of $15,198,925.

During the three months ended February 28, 2017, we used $197,601 in net cash on operating activities due to a combination of our adjusted net loss and certain changes in our operating assets and liabilities, including a $50,838 increase in our accounts payable. During the same period in fiscal 2016, we used $65,444 in net cash on operating activities. The majority of our spending on operating activities for the three months ended February 28, 2017 and 2016 was attributable to our net loss as described above, as adjusted for depreciation and any equity loss on the AeroLift joint venture, and was associated with carrying out our reporting obligations under applicable securities laws and pursuing opportunities for the commercialization of products and services in the technology industry.

During the three months ended February 28, 2017, we used $322,859 in net cash on investing activities, including $197,859 on the acquisition of equipment and $125,000 on our investment in AeroLift. During the same period in fiscal 2016, we only used $74 in net cash on investing activities.

During the three months ended February 28, 2017, we received $295,500 from financing activities, all of which was in the form of proceeds from the sale of our common stock under the equity-line investment agreement with Tuverga. During the same period in fiscal 2016, we received $67,500 from financing activities, all of which was in the form of proceeds from promissory notes.

During the three months ended February 28, 2017, our cash position decreased by $224,960 due to a combination of our operating, investing and financing activities.

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

We anticipate that the next 24 months will be an exciting time for AeroLift as it continues to work towards providing both time-critical UAV delivery services and actionable intelligence delivered through military grade UAV systems not currently available to the general public. A series of full-scale public and private demonstrations are in the planning stages, which will showcase for potential customers the cost savings and safety benefits of using the services AeroLift offers.

Continued Funding

We believe that the remaining funding available to us under our Equity Investment Agreement with Tuverga will be sufficient to cover our needs for the next 24 months. In the event that we require additional financing, such as for the acquisition of UAV systems, we will likely approach Tuverga to participate in a separate transaction related solely to the acquisition of those assets. We believe Tuverga would be willing to participate under commercially reasonable terms.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at February 28, 2017, we had a working capital deficit of $146,540 and a retained deficit of $15,198,925. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

As of the end of the period covered by this quarterly report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the date of filing this report applicable for the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VALMIE RESOURCES, INC.
(Registrant)

Date: April 12, 2017	/s/ Gerald B. Hammack
Gerald B. Hammack
Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

